Form 10-K
period 1993-12-31
ILLINOIS BELL TELEPHONE CO
filed 1994-03-30
CIK 49789

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K

                                  ------------

           /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

         / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-2222

                        ILLINOIS BELL TELEPHONE COMPANY

           AN ILLINOIS CORPORATION                             IRS EMPLOYER
                                                              NO. 36-1253600

               225 WEST RANDOLPH STREET, CHICAGO, ILLINOIS 60606
                         TELEPHONE NUMBER 312 727-9411

                              -------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                           (SEE ATTACHED SCHEDULE A)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     NONE.

    THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF AMERITECH CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION J(2).

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES __X__ NO ______

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   SCHEDULE A

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                        NAME OF EACH EXCHANGE
                       TITLE OF EACH CLASS                               ON WHICH REGISTERED
- --------------------------------------------------------------------------------------------------
THIRTY-FIVE YEAR 7 5/8% FIRST MORTGAGE BONDS, SERIES K,
  DUE APRIL 1, 2006                                                    NEW YORK STOCK EXCHANGE
THIRTY-ONE YEAR 7 1/4% DEBENTURES, DUE MARCH 15, 2024                  MIDWEST STOCK EXCHANGE

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                     PART I
                                  DESCRIPTION

ITEM                                                                           PAGE
- ----                                                                           ----
1.  Business...................................................................   1
2.  Properties.................................................................   8
3.  Legal Proceedings..........................................................   9
4.  Submission of Matters to a Vote of Security Holders (Omitted pursuant to
      General Instruction J(2)).

                                    PART II
                                  DESCRIPTION

5.  Market for Registrant's Common Equity and Related Stockholder Matters
      (Inapplicable).
6.  Selected Financial and Operating Data......................................  10
7.  Management's Discussion and Analysis of Results of Operations (Abbreviated
      pursuant to General Instruction J(2))....................................  11
8.  Financial Statements and Supplementary Data................................  16
9.  Changes in and Disagreements with Accountants on Accounting and Financial
      Disclosure...............................................................  32

                                    PART III
                                  DESCRIPTION

10. Directors and Executive Officers of Registrant (Omitted pursuant to General
      Instruction J(2)).
11. Executive Compensation (Omitted pursuant to General Instruction J(2)).
12. Security Ownership of Certain Beneficial Owners and Management (Omitted pursuant to General Instruction J(2)).
13. Certain Relationships and Related Transactions (Omitted pursuant to General
      Instruction J(2)).

                                    PART IV
                                  DESCRIPTION

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K............  32

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    Illinois Bell Telephone Company ("the Company") is incorporated under the laws of the State of Illinois and has its principal office at 225 West Randolph Street, Chicago, Illinois 60606 (telephone number 312-727-9411). The Company is a wholly-owned subsidiary of Ameritech Corporation ("Ameritech"), a Delaware corporation. Ameritech is the parent of the Company, Indiana Bell Telephone Company, Incorporated, Michigan Bell Telephone Company, The Ohio Bell Telephone Company and Wisconsin Bell, Inc. (the "landline telephone companies"), as well as several other communications businesses, and has its principal executive offices at 30 South Wacker Drive, Chicago, Illinois 60606 (telephone number 312-750-5000). The Company is managed by its sole shareholder rather than a Board of Directors as permitted by Illinois law.

    In 1993, Ameritech restructured its landline telephone companies and two other related businesses into a structure of customer-specific business units supported by a single, regionally coordinated network unit. The five landline companies continue to function as legal entities, owning Bell company assets in each state and continue to be regulated by the individual state public utility commissions. Products and services are now marketed under a single common brand identity, "Ameritech," rather than using the "Bell" name. While the Ameritech logo is now used to identify all the Ameritech companies, the Company is sometimes regionally identified as Ameritech Illinois.

    The Company is engaged in the business of furnishing a wide variety of advanced telecommunications services in Illinois, including local exchange and toll service and network access services. In accordance with the Consent Decree and resulting Plan of Reorganization ("Plan") described on page 2, the Company provides two basic types of telecommunications services within specified geographical areas termed Local Access and Transport Areas ("LATAs"), which are generally centered on a city or other identifiable community of interest. The first of these services is the transporting of telecommunications traffic between telephones and other equipment on customers' premises located within the same LATA ("intraLATA service"), which can include toll service as well as local service. The second service is providing exchange access service, which links a customer's telephone or other equipment to the network of transmission facilities of interexchange carriers which provide telecommunications service between LATAs ("interLATA service").

    About 80% of the population and 20% of the area of Illinois is served by the Company. The remainder of the state is served by other local telecommunications companies. Other communications services offered by the Company include data transmission, transmission of radio and television programs and private line voice and data services.

    The following table sets forth for the Company the number of customer lines in service at the end of each year.

                                                                              THOUSANDS
                                                        -----------------------------------------------------
                                                          1993       1992       1991       1990       1989
                                                        ---------  ---------  ---------  ---------  ---------
Customer Lines in Service.............................      5,763      5,586      5,460      5,360      5,232

    The Company has an agreement with: Ameritech Publishing, Inc., an Ameritech business unit doing business as "Ameritech Advertising Services"; Ameritech Publishing of Illinois, Inc. ("API-IL"); The Reuben H. Donnelley Corporation ("Donnelley"); and AM-DON, a partnership between Donnelley and API-IL. Effective January 1, 1991, the obligations of the individual parties with respect to publication of classified directories were assigned to the partnership, which does business as DonTech. Under this agreement, DonTech publishes, prints and delivers classified directories and the Company provides listings to DonTech and performs the billing and collection services for the directories as an agent for the partnership. In consideration for the operations performed by the

Company, the partnership pays it a guaranteed amount each year plus an increment for growth and reimburses the Company for various expenses it incurs in connection with its publication of alphabetical directories.

    Ameritech Services, Inc. ("ASI") is a company jointly owned by the Company and the other Ameritech landline telephone companies. ASI provides to those companies human resources, technical, marketing, regulatory planning and real estate asset management services, purchasing and material management support, as well as labor contract bargaining oversight and coordination. ASI acts as a shared resource for the Ameritech subsidiaries providing operational support for the landline telephone companies and integrated communications and information systems for all the business units.

    Ameritech Information Systems, Inc., a subsidiary of Ameritech, sells, installs and maintains business customer premises equipment and sells network and central office-based services provided by the Company and the other four landline telephone companies. It also provides expanded marketing, product support and technical design resources to large business customers in the Ameritech region.

    In 1993, about 91% of the total operating revenues of the Company were from telecommunications services and the remainder principally from billing and collection services, rents, directory advertising and other miscellaneous nonregulated operations. About 74% of the revenues from communications services were attributable to intrastate operations.

  CAPITAL EXPENDITURES

    Capital expenditures represent the single largest use of Company funds. The Company has been making and expects to continue to make large capital expenditures to meet the demand for telecommunications services and to further improve such services. The total investment in telecommunications plant increased from about $7,036,000,000 at December 31, 1988, to about $8,224,000,000 at December 31, 1993, after giving effect to retirements but before deducting accumulated depreciation at either date. Capital expenditures of the Company since January 1, 1989 were approximately as follows:

    1989.................   $588,000,000  1992.....................   $579,000,000
    1990.................   $549,000,000  1993.....................   $537,000,000
    1991.................   $565,000,000

    Expanding on the aggressive deployment plan it began in 1992, in January 1994, Ameritech unveiled a multi-billion dollar plan for a digital network to deliver video services. Ameritech is launching a digital video network upgrade that by the end of the decade will enable six million customers in its region to access interactive information and entertainment services, as well as traditional cable TV services, from their homes, schools, offices, libraries and hospitals. The Company, for its part in the network upgrade has made an initial filing with the Federal Communications Commission ("FCC") seeking approval of the program. The filing reflects capital expenditures of approximately $160,000,000 over the next three years.

    The Company may also, depending on market demand make additional capital expenditures under the digital video network upgrade program. The Company anticipates that its capital expenditures for the program will be funded without increasing its recent historical level of capital expenditures. Capital expenditures are expected to be about $441,000,000 in 1994. This amount excludes any capital expenditures that may occur in 1994 related to the above described video network upgrade program.

CONSENT DECREE AND LINE OF BUSINESS RESTRICTIONS

    On August 24, 1982, the United States District Court for the District of Columbia ("Court") approved and entered a consent decree entitled the
"Modification of Final Judgment" ("Consent Decree"), which arose out of antitrust litigation brought by the Department of Justice ("DOJ"), and which required American Telephone and Telegraph Company ("AT&T") to divest itself of ownership of those portions of its wholly-owned Bell operating communications company subsidiaries ("Bell Companies") that related to exchange telecommunications, exchange access and printed directory advertising, as well as AT&T's cellular mobile communications business. On August 5, 1983, the Court approved a Plan of Reorganization ("Plan") outlining the method by which AT&T would comply with the Consent Decree. Pursuant to the Consent Decree and the Plan, effective January 1, 1984, AT&T divested itself of, by transferring to Ameritech, one of the seven regional holding companies ("RHCs") resulting from divestiture, its ownership of the exchange telecommunications, exchange access and printed directory advertising portions of the Ameritech landline telephone companies, as well as its regional cellular mobile communications business.

    The Consent Decree, as originally approved by the Court in 1982, provided that the Company (as well as the other Bell Companies) could not, directly or through an affiliated enterprise, provide interLATA telecommunications services or information services, manufacture or provide telecommunications products or provide any product or service, except exchange telecommunications and exchange access service, that is not a natural monopoly service actually regulated by tariff. The Consent Decree allowed the Company and the other Bell Companies to provide printed directory advertising and to provide, but not manufacture, customer premises equipment.

    The Consent Decree provided that the Court could grant a waiver to a Bell Company or its affiliates upon a showing to the Court that there is no substantial possibility that the Bell Company could use its monopoly power to impede competition in the market it seeks to enter. The Court has, from time to time, granted waivers to the Company and other Bell Companies to engage in various activities.

    The Court's order approving the Consent Decree provided for periodic reviews of the restrictions imposed by it. Following the first triennial review, in decisions handed down in September 1987 and March 1988, the Court continued the prohibitions against Bell Company manufacturing of telecommunications products and provision of interLATA services. The rulings allowed limited provision of information services by transmission of information and provision of information gateways, but excluded generation or manipulation of information content. In addition, the rulings eliminated the need for a waiver for entry into non-telephone related businesses.

    In April 1990, a Federal appeals court decision affirmed the Court's decision continuing the restriction on Bell Company entry into interLATA services and the manufacture of telecommunications equipment, but directed the Court to review its ruling that restricted RHC involvement in the information services business and to determine whether removal of the information services restriction would be in the public interest. In July 1991, the Court lifted the information services ban but stayed the effect of the decision pending outcome of the appeals process. Soon after, the stay was lifted on appeal and in July 1993, the U.S. Court of Appeals unanimously upheld the Court's order allowing the Bell Companies to produce and package information for sale across business and home phone lines. In November 1993, the U.S. Supreme Court declined to review the lower court ruling.

    Members of Congress and the White House are intensifying efforts to enact legislative reform of telecommunications policy in order to stimulate the development of a modern national information infrastructure to bring the benefits of advanced communications and information services to the American people.

INTRASTATE RATES AND REGULATION

    The Company, in providing communications services, is subject to regulation by the Illinois Commerce Commission ("ICC") with respect to intrastate rates and services, depreciation rates (for intrastate services), issuance of securities and other matters. Unless otherwise indicated, the amounts of the changes in revenues resulting from changes in intrastate rates referred to below are stated on an annual basis and are estimates without adjustment for subsequent changes in volumes of business.

    The principal changes in intrastate rates authorized since January 1, 1989, were net decreases of $15,050,000 in 1989 and $49,567,000 in 1990, net increases of $3,522,000 in 1991 and net decreases of $2,593,000 and $6,023,000 in 1992 and
1993, respectively. The decreases in 1989 included $3,087,000 in one-time credits and $15,125,000 in on-going rate reductions relating to a true-up associated with the detariffing of building cable. A decrease in 1990 of $48,433,000 was due to on-going rate reductions stemming from the November 9, 1989 Rate Case Order. Rate decreases in 1991 included a $6,929,000 decrease in business  usage rates  due to increases  in volume discounts.
The business rate decrease partially offset a $7,438,000 increase in residence network access line  charges that  was part of the  1989 rate case.
In 1992, the Company reduced public coin rates by $1,752,000 to reflect the replacement of municipal message taxes with excise taxes and decreased digital private line services by $1,800,000. Rate decreases in 1993 included a $1,000,000 decrease due to the restructure of Optinet Service, a decrease of $4,000,000 due to the switched transport restructure and a decrease of $2,200,000 due to the restructure of IntraMSA 800 nondedicated service.

    In 1988, the Company entered into negotiations with the Commission staff that resulted in an agreement for temporary rate reductions of $85,000,000 annually to reflect the effect of the Tax Reform Act of 1986. The Company's proposal for a permanent rate reduction of $35,000,000 annually was filed on December 13, 1988. Included in this plan were several proposals to bring rates into closer alignment with costs, i.e., increases for most residence customers' monthly access line charges, modification of the "pay-per-call" rate plan in the Chicago Market Service Area ("MSA") and extension of that plan to other MSAs and elimination or reduction of some subsidies to residence customers by business customers. This plan also included introduction of an incentive regulation plan.

    The ICC issued an order November 9, 1989 requiring the Company to reduce its rates by $45,383,000, in addition to the $85,000,000 temporary rate reduction, which was made permanent. The Commission approved the structural rate changes proposed by the Company, including the Company's plan to expand its mandatory usage-sensitive service throughout most of the state, to increase monthly residence access line charges over a three year period, to increase usage volume discounts and to reduce business rates for touch-tone and custom calling services. The ICC also approved a modified regulatory structure in place of the incentive regulation plan proposed by the Company. Under this structure, the Company's rates were set to produce earnings at a 12.76% return on equity with earnings above that level shared with customers via refunds.

    The ICC's rate order  was appealed to the  Appellate Court of Illinois.  The
Court overturned the modified regulatory plan on the grounds that the earnings-sharing provisions of the plan constituted retroactive ratemaking. The prescribed rate of return, because it was inextricably linked to the modified regulatory plan, was also reversed. In addition, the Court directed the Commission to arrive at a service cost methodology which apportions the cost of common expenses among competitive and noncompetitive services. These issues were remanded to the Commission on December 5, 1990.

    The ICC issued a new Order on Remand on November 4, 1991 that eliminated the modified regulatory plan and established a fixed authorized return on equity of 13.1%. The ICC also adopted a method of allocating overhead costs between competitive and noncompetitive services, concluding that competitive services receive no cross-subsidy from noncompetitive services. Appeals of the Remand Order were denied by the Appellate Court on January 6, 1993 and denied by the Illinois Supreme Court on March 31, 1993.

    In April 1991, the Company began offering Optical Interconnection Service to interconnect with alternative local transport carriers. The tariff enables other certified telecommunications carriers to provide transport to Company central offices for purposes of reselling the Company's digital, nonswitched intrastate private line and special access service via DS1 and DS3 high capacity circuits.

    In November 1991, the ICC began a reconnaissance management audit of the Company. The audit consisted of a broad-based review of the Company's management and operations. The ICC Staff concluded that, on an overall basis, the Company is well-managed and ranks above average. Due to the scope and difficulty in reviewing the Company's affiliated relationships, the ICC ordered a focused management audit of the Company's affiliated interest transactions. A final report on the focused audit was issued in July 1993 that generally found that the Company was a relatively low cost provider of telecommunications services and that it obtained efficient services from its affiliates. For more discussion on the reconnaissance management audit see page 14.

    On May 12, 1992, the Illinois General Assembly voted to revise the Universal Telephone Service Protection Law of 1985. The new law enables the ICC to approve alternative regulation of any type, subject to explicit policy goals. In addition, the law transfers authority over intraLATA equal access dialing arrangements to the ICC. Telephone companies may transmit electronic news, features and advertising only through resale from a separate or independent provider. In the realm of competitive pricing, the law requires that telephone companies providing essential facilities impute the rate charged for those facilities to themselves and that telephone companies are required to apportion overhead and embedded costs between competitive and noncompetitive services. The new telecommunications law remains in effect until July 1, 1999.

    On December 1, 1992, the Company filed an alternative regulation proposal with the ICC. Under the proposal, rate of return (earnings) regulation would be replaced with price regulation. Maximum rate levels for noncompetitive services would be determined by a formula consisting of an inflation factor, a productivity offset and a service quality component. A final decision by the ICC is expected during the second quarter of 1994.

    In December 1993, Ameritech proposed to the Department of Justice a trial of its Customers First Plan (see page 7) in Illinois to begin in the first quarter of 1995. In February 1994, Ameritech filed tariffs with the ICC that propose specific rates and procedures to open the local network in Illinois. Approval could take up to eleven months.

FCC REGULATORY JURISDICTION

    The  Company  is   also  subject   to  the  jurisdiction   of  the   FCC
with respect to intraLATA interstate, interstate access services and other matters. The FCC prescribes for communications companies a uniform system of accounts, rules for apportioning costs between regulated and nonregulated services, depreciation rates (for interstate services) and the principles and standard procedures ("separations procedures") used to separate property costs, revenues, expenses, taxes and reserves between those applicable to interstate services under the jurisdiction of the FCC and those applicable to services under the jurisdiction of respective state regulatory authorities.

    For certain companies, including the Company, interstate services regulated by the FCC are covered by a price cap plan. The plan creates incentives to improve productivity over benchmark levels in order to retain higher earnings. Price cap regulation sets maximum limits on the prices that may be charged for telecommunications services but also provides for a sharing of productivity gains. Earnings in excess of 12.25% will result in prospective reductions of the price ceilings on interstate services.

    In January 1994, the FCC began a scheduled fourth-year comprehensive review of price cap regulation for local exchange companies.

ACCESS CHARGE ARRANGEMENTS

  INTERSTATE ACCESS CHARGES

    The Ameritech landline telephone companies provide access services for the origination and termination of interstate telecommunications. The access charges are of three types: common line, switched access and trunking.

    The common line portion of interstate revenue requirements are recovered through monthly subscriber line charges and per minute carrier common line charges. The carrier common line rates include recovery of transitional and long-term support payments for distribution to other local exchange carriers. Transitional support payments were made over a four-year period ending on April 1, 1993. Long-term support payments will continue indefinitely.

    Effective January 1, 1994, rates for local transport services were restructured and a new "trunking" service category was created. Trunking services consist of two types: those associated with the local transport element of switched access and those associated with special access. Trunking services associated with switched access handle the transmission of traffic between a local exchange carrier's serving wire center and a Company end office where local switching occurs. Trunking services associated with special access handle the transmission of telecommunications services between any two customer-designated premises or between a customer-designated premise and a Company end office where multiplexing occurs. High volume customers generally use the flat-rated dedicated facilities associated with special access, while usage sensitive rates apply for lower-volume customers that utilize a common switching center.

    Local transport rate elements for switched services assess a flat monthly rate and a mileage sensitive rate for the physical facility between the customer's point of termination and the end office, a usage sensitive and mileage sensitive rate assessed for the facilities between the end office through the access tandem to the customer's serving wire center, and a minute of use charge assessed to all local transport. The flat rate transport rates and structure generally mirror special access rate elements. Customers can order direct transport between the serving wire center and the access tandem and tandem switched transport between the access tandem and the end office.

    Special access charges are monthly charges assessed to customers for access to interstate private line service. Charges are paid for local distribution channels, interoffice mileage and optional features and functions.

  STATE ACCESS CHARGES

    Compensation arrangements required in connection with origination and termination of intrastate communications by interexchange carriers are subject to the jurisdiction of the ICC. The Company currently provides access services to interexchange carriers which provide service between MSAs within Illinois, pursuant to tariffs which generally parallel the terms, conditions and structure of the interstate access tariffs. Similar tariff provisions also cover access service to interexchange carriers authorized by the ICC to provide service within a MSA.

    Separate arrangements govern compensation between the Company and independent telephone companies for jointly provided communications within MSAs. These arrangements are subject to the jurisdiction of the ICC and involve the payment of traffic sensitive access charges (at parity with intrastate access charges) and lease payments for intraMSA toll traffic originating and terminating within each company's territory and for facilities jointly used in providing intraMSA toll service.

COMPETITION

    Regulatory, legislative and judicial decisions and technological advances, as well as heightened customer interest in advanced telecommunications services, have expanded the types of available communications services and products and the number of companies offering such services. Market convergence, already a reality, is expected to intensify.

    The FCC has taken a series of steps that is expanding opportunities for companies to compete with local exchange carriers in providing services that fall under the FCC's jurisdiction. In September 1992, the FCC mandated that local exchange carriers provide network access for special transmission paths to competitive access providers, interexchange carriers and end users. In February 1993, Ameritech filed a tariff with the FCC, which was effective in May, making possible this type of interconnection. In August 1993, the FCC issued an order that permits competitors to interconnect to local telephone company switches. Under the new rules, certain telephone companies must allow all interested parties to terminate their switched access transmission facilities at telephone company central offices, wire centers, tandem switches and certain remote nodes. Ameritech filed a tariff in November 1993 to effect that change in February 1994.

    Ameritech is seeking opportunities to compete on an equal footing. Although the Company is barred from providing interLATA and nationwide cable services, its competitors are not. Cellular telephone and other wireless technologies are poised to bypass Ameritech's local access network. Cable providers, who currently serve more than eighty percent of American homes, could provide telephone service and have expressed their desire to do so. Certain competitive access providers and interexchange carriers have demonstrated interest in providing local exchange service, with one company--MFS Communications Company, Inc. having already filed a petition with the ICC seeking authority to provide full local exchange service. Ameritech's plan is to facilitate competition in the local exchange business at the same time that it be permitted to compete in the total communications marketplace.

CUSTOMERS FIRST: AMERITECH'S ADVANCED UNIVERSAL ACCESS PLAN

    In 1993, Ameritech embarked on a long-range restructuring with the intent of dramatically changing the way it serves its customers, and in the process altered its corporate framework, expanding the nature and scope of its services and supporting the development of a fully competitive marketplace. In March, Ameritech filed a plan with the FCC to change the way local telecommunications services are provided and regulated and to furnish a policy framework for advanced universal access to modern telecommunications services-voice, data and video information.

    Ameritech proposes to facilitate competition in the local exchange business by allowing other service providers to purchase components of its network and to repackage them with their own services for resale, in exchange for the freedom to compete in both its existing and currently prohibited businesses. Ameritech has requested regulatory reforms to match the competitive environment as well as support of its efforts to remove restraints, such as the interLATA service restriction, which currently restrict its participation in the full telecommunications marketplace. In addition, Ameritech asks for more flexibility in pricing new and competitive services and replacement of caps on earnings with price regulation. Under the plan, customers would be able to choose from competitive providers for local service as they now can choose a provider for interexchange service.

    To demonstrate conclusively the substantial customer and economic benefits of full competition, in December 1993 Ameritech proposed a trial of its plan, beginning in 1995. Ameritech has petitioned the Department of Justice to recommend Federal District Court approval of a waiver of the long-distance restriction of the Consent Decree so that Ameritech can offer interexchange service. At the same time, Ameritech would facilitate the development of local communications markets by unbundling the local network and integrating competitors' switches. The trial would begin in Illinois in the first quarter of 1995 and would last indefinitely. Other states could be added over time. If the trial is approved by the Department of Justice, the request must be acted on by the Court which retains jurisdiction over administering the terms of the Consent Decree. In February 1994, Ameritech filed tariffs with the ICC that propose specific rates and procedures to open the local network in Illinois. Approval could take up to eleven months.

    Ameritech has received broad support for the plan from Midwest elected officials, national and Midwest business leaders, and education, health industry, economic development and consumer leaders. The national and local offices of the Communications Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW") also support the plan.

AMERITECH'S VIDEO NETWORK CONCEPT

    In January 1994, Ameritech filed plans with the FCC to construct a digital video network upgrade that could reach six million customers by the end of the decade. Ameritech expects to spend $4.4 billion to upgrade its network to provide video services, part of a total of approximately $29 billion Ameritech estimates it will spend on network improvements over the next fifteen years. Ameritech is pursuing alliances and partnerships that will position it as a key participant in the emerging era of interactive video experiences. Pending FCC approval of Ameritech's plan and clearing of other regulatory hurdles, the construction of the first phase of the network could begin as soon as the fourth quarter of 1994. The new network, which will be separate from Ameritech's core local communications network, will be expanded to approximately one million additional Midwest customers in each of the next five years.

    Ameritech would be only one of many users of the broadband network. A multitude of competing video information providers, businesses, institutions, interexchange carriers and video telephony customers will also have access to the technology.

    With the new system, customers will have access to a virtually unlimited variety of programming sources. These will include basic broadcast services, similar to today's cable service, and advanced interactive services such as video on demand, home healthcare, interactive educational software, distance learning, interactive games and shopping, and a variety of other entertainment and information services that can be accessed from homes, offices, schools, hospitals, libraries and other public and private institutions.

CABLE/TELCO CROSS OWNERSHIP BAN

    In August 1993, Bell Atlantic won the right to enter the video services business in its own service area. The U.S. District Court in the District of Columbia that permitted entry to Bell Atlantic denied the requests of Ameritech and the other RHCs. In response, in November 1993, Ameritech filed motions in two federal courts seeking freedom from the ban on providing video services in its own service area. Ameritech asked U.S. District Courts in Illinois and Michigan to declare unconstitutional the provisions of the Cable Act of 1984 that bar the RHCs from providing cable TV service in areas where they hold monopolies on local phone service.

    Legislation   has  been  introduced  in   Congress  that  would  repeal  the
cross ownership ban.

EMPLOYEE RELATIONS

    As of December 31, 1993, the Company had 17,785 employees, a decrease from 18,914 at December 31, 1992. During 1993, 1,226 employees left the payroll as a result of voluntary and involuntary workforce reduction programs, which included approximately 600 nonmanagement employees who took advantage of a Supplemental Income Protection Program ("SIPP") established under labor agreements to voluntarily exit the workforce.

On March 25, 1994, Ameritech announced that it will reduce its nonmanagement workforce by 6,000 employees by the end of 1995, including approximately 1,560 at the Company. Under terms of agreements between Ameritech, the CWA and the IBEW, Ameritech is implementing an enhancement to the Ameritech pension plan by adding three years to the age and net credited service of eligible nonmanagement employees who leave the business during a designated period that ends in mid-1995. In addition, Ameritech's network business unit is offering financial incentives under the terms of its current contracts with the CWA and IBEW to selected nonmanagement employees who leave the business before the end of 1995.

    The reduction of the workforce results from technological improvements, consolidations and initiatives identified by management to balance its cost structure with emerging competition.

    Approximately 84% of the Company's employees are represented by unions. Of those so represented, about 17% are represented by the CWA and about 83% are represented by the IBEW, both of which are affiliated with the AFL-CIO.

    In July and August 1993, the Ameritech landline telephone companies and ASI reached agreement with the two unions on a workforce transition plan for assigning union-represented employees to the newly established business units. The separate agreements with the CWA and the IBEW extend existing union contracts with the landline telephone companies and ASI to the new units. The pacts address a number of force assignment, employment security and union representation issues. In 1995, when union contracts are due to expire, the parties will negotiate regional contracts.

ITEM 2. PROPERTIES.

    The properties of the Company do not lend themselves to description by character and location of principal units. At December 31, 1993, central office equipment represented 38% of the Company's investment in telecommunications plant in service; land and buildings (occupied principally by central offices) represented 10%; telecommunications instruments and related wiring and equipment, including private branch exchanges, substantially all of which are on the premises of customers, represented 4%; and connecting lines which constitute outside plant, the majority of which are on or under public roads, highways or streets and the remainder of which are on or under private property, represented 41%.

    Substantially all of installations of central office equipment and administrative offices are located in buildings owned by the Company situated on land which it owns in fee. Many garages, administrative offices, business offices and some installations of central office equipment are in rented quarters.

ITEM 3. LEGAL PROCEEDINGS.

PRE-DIVESTITURE CONTINGENT LIABILITIES AGREEMENT

    The Plan provides for the recognition and payment of liabilities that are attributable to pre-divestiture events (including transactions to implement the divestiture) but that do not become certain until after divestiture. These contingent liabilities relate principally to litigation and other claims with respect to the former Bell System's rates, taxes, contracts, equal employment matters, environmental matters and torts (including business torts, such as alleged violations of the antitrust laws).

    With respect to such liabilities, AT&T and the Bell Companies, including the Company, will share the costs of any judgment or other determination of liability entered by a court or administrative agency, the costs of defending the claim (including attorneys' fees and court costs) and the cost of interest or penalties with respect to any such judgment or determination. Except to the extent that affected parties may otherwise agree, the general rule is that responsibility for such contingent liabilities will be divided among AT&T and the Bell Companies on the basis of their relative net investment (defined as total assets less reserves for depreciation) as of the effective date of divestiture. Different allocation rules apply to liabilities which relate exclusively to pre-divestiture interstate or intrastate operations.

    Although complete assurance cannot be given as to the outcome of any litigation, in the opinion of the Company's management any monetary liability or financial impact to which the Company would be subject after final adjudication or settlement of all such liabilities would not be material in amount to the financial position of the Company.

                                    PART II

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA.

                        ILLINOIS BELL TELEPHONE COMPANY
                     SELECTED FINANCIAL AND OPERATING DATA
                             (DOLLARS IN MILLIONS)

                                             1993        1992        1991        1990        1989
                                          ----------  ----------  ----------  ----------  ----------
Revenues
  Local service.........................  $  1,834.2  $  1,768.4  $  1,737.5  $  1,672.4  $  1,657.8
  Interstate network access.............       701.5       688.0       661.7       667.1       642.2
  Intrastate network access.............        80.4        79.2        68.8        64.2        64.4
  Long distance.........................       162.3       162.8       173.2       192.4       206.7
  Other.................................       262.6       248.0       244.7       251.0       256.6
                                          ----------  ----------  ----------  ----------  ----------
                                             3,041.0     2,946.4     2,885.9     2,847.1     2,827.7
Operating expenses......................     2,273.1     2,212.6     2,254.9     2,187.2     2,182.7
                                          ----------  ----------  ----------  ----------  ----------
Operating income........................       767.9       733.8       631.0       659.9       645.0
Interest expense........................       119.9       114.2       131.5       116.2       118.9
Other expense (income)-net..............         9.9         4.8       (19.4)       (2.8)       (2.1)
Income taxes............................       220.9       201.4       166.7       187.8       184.1
                                          ----------  ----------  ----------  ----------  ----------
Income before cumulative effect of
 change in accounting principles........       417.2       413.4       352.2       358.7       344.1
Cumulative effect of change in
 accounting principles..................      --          (588.6)     --          --          --
                                          ----------  ----------  ----------  ----------  ----------
Net income (loss).......................  $    417.2  $   (175.2) $    352.2  $    358.7  $    344.1
                                          ----------  ----------  ----------  ----------  ----------
                                          ----------  ----------  ----------  ----------  ----------
Total assets............................  $  6,176.2  $  6,095.2  $  6,008.4  $  5,866.3  $  5,507.9
                                          ----------  ----------  ----------  ----------  ----------
                                          ----------  ----------  ----------  ----------  ----------
Telecommunications plant--net...........  $  5,038.5  $  4,995.7  $  4,911.6  $  4,834.8  $  4,731.1
Capital expenditures--net...............  $    534.4  $    577.0  $    558.5  $    545.4  $    583.3
Long-term debt..........................  $  1,077.0  $  1,330.1  $  1,379.8  $  1,378.7  $  1,379.6
                                          ----------  ----------  ----------  ----------  ----------
                                          ----------  ----------  ----------  ----------  ----------
Debt ratio..............................        47.6%       46.9%       41.5%       40.4%       39.7%
                                          ----------  ----------  ----------  ----------  ----------
                                          ----------  ----------  ----------  ----------  ----------
Return to average equity................        22.3%       (9.7)%       15.2%       15.8%       15.9%
                                          ----------  ----------  ----------  ----------  ----------
                                          ----------  ----------  ----------  ----------  ----------
Return on average total capital.........        14.7%       (1.8)%       11.6%       12.1%       11.9%
                                          ----------  ----------  ----------  ----------  ----------
                                          ----------  ----------  ----------  ----------  ----------
Pretax interest coverage................         6.4         6.4         5.3         5.9         5.6
                                          ----------  ----------  ----------  ----------  ----------
                                          ----------  ----------  ----------  ----------  ----------
Customer lines-at end of year (000's)...       5,763       5,586       5,460       5,360       5,232
Customer lines served by--
  Digital electronic offices............        64.6%       50.8%       43.9%       39.5%       36.5%
  Analog electronic offices.............        35.4%       49.2%       56.1%       60.5%       63.0%
  Electromechanical offices.............      --    %     --    %     --    %     --    %        0.5%
Customer lines per employee.............         324         295         267         251         233
Local calls per year (000,000's)........      19,207      18,414      17,797      16,855      16,316
Calls per customer line.................       3,333       3,296       3,259       3,145       3,118
Employees--at end of year...............      17,785      18,914      20,470      21,386      22,495

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS. (DOLLARS IN MILLIONS)

    Following is a discussion and analysis of the results of operations of the Company for the year ended December 31, 1993 and for the year ended December 31, 1992, which is based on the Consolidated Statements of Income and Reinvested Earnings. Other pertinent data are also given in the Selected Financial and Operating Data.

RESULTS OF OPERATIONS

  REVENUES

                                                                            INCREASE
                                                     1993        1992      (DECREASE)      % CHANGE
                                                  ----------  ----------  -------------  -------------
Local service...................................  $  1,834.2  $  1,768.4    $    65.8           3.7%

    Higher calling volumes increased local service revenues by $67.2. The increased calling volumes were primarily attributed to higher usage and growth in the number of customer lines, which increased 3.2% to 5,763,394 from 5,586,023.

                                                                            INCREASE
                                                     1993        1992      (DECREASE)      % CHANGE
                                                  ----------  ----------  -------------  -------------
Network access
  Interstate....................................  $    701.5  $    688.0    $    13.5           2.0%
  Intrastate....................................  $     80.4  $     79.2    $     1.2           1.5%

    Interstate access revenues increased by $24.7 due to growth of customer lines and switched access minutes of use and by $20.8 due to a reduction in National Exchange Carrier Association support payments. These increases were offset by lower revenues of $22.7 due to rate reductions for common carrier, switched and special access services and $10.5 due to a decline in special access service volumes. The increase in intrastate revenues is primarily due to growth of switched access minutes of use.

                                                                            INCREASE
                                                     1993        1992      (DECREASE)      % CHANGE
                                                  ----------  ----------  -------------  -------------
Long distance...................................  $    162.3  $    162.8    $    (0.5)         (0.3)%

    Long distance revenues decreased by $1.6 due to lower interstate intraLATA toll rates, offset by a $1.0 increase in revenues due to volume growth of interstate intraLATA and private line usage.

                                                                            INCREASE
                                                     1993        1992      (DECREASE)      % CHANGE
                                                  ----------  ----------  -------------  -------------
Other...........................................  $    262.6  $    248.0    $    14.6           5.9%

    Other revenues include revenues derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. These revenues are net of the Company's provision for uncollectibles. The increase in other revenues was primarily due to growth of inside wire, directory and billing and collection services of $9.4. Also contributing to the higher revenues was a $3.3 increase in rent revenues due to office space and computer rentals to Ameritech Services, Inc. (ASI), an affiliate, and a $1.1 lower uncollectibles provision, resulting from an overall improvement in collection efforts.

  OPERATING EXPENSES

    The Company has changed the presentation of its operating expenses in the Consolidated Statements of Income and Reinvested Earnings to facilitate a better understanding of its operating results. Prior year amounts have been reclassified to conform with this presentation.

                                                                            INCREASE
                                                     1993        1992      (DECREASE)      % CHANGE
                                                  ----------  ----------  -------------  -------------
Employee-related expenses.......................  $    882.8  $    869.0    $    13.8             1.6%

    Employee-related expenses include employee salaries, benefits and other employee-related expenses. Wage rate increases and higher nonmanagement employee bonuses were offset by salary savings created from a reduced work force as a result of early retirement programs, involuntary terminations and the transfer of employees to ASI. As a result of involuntary and voluntary termination programs, 1,226 and 676 employees left the Company in 1993 and 1992, respectively. In addition, during 1992, 862 employees were transferred to ASI. The Company's work force decreased to 17,785 at December 31, 1993 from 18,914 at December 31, 1992. Other employee benefits were higher due to lower pension credits and an increase in the costs for postretirement benefits and other employee benefits.

                                                                          INCREASE
                                                    1993       1992      (DECREASE)      % CHANGE
                                                  ---------  ---------  -------------  -------------
Depreciation and amortization...................  $   506.9  $   509.6    $    (2.7)          (0.5)%

    Depreciation and amortization expense decreased by $8.5 primarily due to the completion of Illinois Commerce Commission authorized amortization of public telephone embedded labor and depreciation reductions resulting from the retirement of internal data and communications equipment. Lower investments in capital leases resulted in an additional decrease of $1.0 in amortization expense. These declines were offset by a $6.8 increase in depreciation due to overall higher plant investment.

                                                                          INCREASE
                                                    1993       1992      (DECREASE)       % CHANGE
                                                  ---------  ---------  -------------  ---------------
Other operating expenses........................  $   796.2  $   742.8    $    53.4            7.2%

    The increase in other operating expenses was primarily due to a $33.1 increase in affiliated services, primarily related to charges for services previously performed internally by work groups transferred to ASI. Also contributing to the increase were higher contract services of $15.4, primarily for right-to-use fees for the license of telecommunications software. Advertising expenses increased by $13.7 primarily due to the marketing of the Company's products and services under the single brand name "Ameritech." These increases were offset slightly by an $8.8 decrease in other miscellaneous expenses associated with market realignment and workforce resizing.

                                                                          INCREASE
                                                    1993       1992      (DECREASE)      % CHANGE
                                                  ---------  ---------  -------------  -------------
Taxes other than income taxes...................  $    87.2  $    91.2    $    (4.0)         (4.4)%

    Taxes other than income taxes decreased $5.7 due to lower capital stock taxes, resulting from lower average reinvested earnings. Also contributing to the lower expense was a $2.5 decline in gross receipts taxes, reflecting the impact of the adoption of a municipal excise tax by certain municipalities, which replaced previously enacted gross receipts taxes. These decreases were offset by a $4.9 increase in property taxes.

  OTHER INCOME AND EXPENSES

                                                                          INCREASE
                                                    1993       1992      (DECREASE)       % CHANGE
                                                  ---------  ---------  -------------  ---------------
Interest expense................................  $   119.9  $   114.2    $     5.7            5.0%

    Interest expense increased by $1.4 due to higher interest incurred on long-term debt and by $1.5 due to interest incurred on short-term debt as a result of higher average notes payable. In addition, 1992 interest expense reflects $2.2 of interest credits related to prior year tax filings.

                                                                          INCREASE
                                                    1993       1992      (DECREASE)      % CHANGE
                                                  ---------  ---------  -------------  ------------
Other expense (income)--net.....................  $     9.9  $     4.8    $     5.1         106.3%

    Other expense (income)-net increased by $17.4 due to costs related to the early extinguishment of $750.0 of the Company's long-term debt and by $7.0 due to interest income received in 1992 related to Internal Revenue Service settlements of federal income taxes. These increases were offset by $18.2 primarily due to higher equity earnings for ASI and lower miscellaneous expenses.

                                                                          INCREASE
                                                    1993       1992      (DECREASE)       % CHANGE
                                                  ---------  ---------  -------------  ---------------
Income taxes....................................  $   220.9  $   201.4    $    19.5            9.7%

    Income taxes increased primarily as a result of higher pre-tax income and an increase in the federal statutory income tax rate.

OTHER MATTERS

  CHANGES IN ACCOUNTING PRINCIPLES

    Effective  January  1,  1993,  the Company  adopted  Statement  of Financial
Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The new accounting method is essentially a refinement of the method the Company had been following and, accordingly, did not have a material impact on the Company's financial statements upon adoption.

    As more fully discussed in Note C to the Consolidated Financial Statements, effective January 1, 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," and SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of these accounting changes was recognized in the first quarter of 1992 as a change in accounting principles of $588.6, net of a deferred income tax benefit of $360.2.

  REGULATORY ENVIRONMENT

    Customer demand, technology and the preferences of policy makers are all converging to increase competition in the local exchange business. The effects of increasing competition are apparent in the marketplace the Company serves. For example, one competitive access provider--MFS Communications Company, Inc.--has requested regulatory authority to provide full local exchange service in Illinois. Additionally, increasing volumes of intraLATA long distance services purchased by large and medium sized business customers are sold by carriers other than the Company.

    Recognizing the trend, the Company's regulatory/public policy activities are focused on achieving a framework that allows for expanding competition while providing a fair opportunity for all carriers, including the Company, to succeed. The cornerstone of this effort is Ameritech's "Customers First Plan" that was filed with the Federal Communications Commission ("FCC") on March 1, 1993. In a subsequent filing with the U.S. Department of Justice, Ameritech proposed that the Customers First Plan be implemented on a trial basis beginning in January 1995 in Illinois. In February 1994, Ameritech filed tariffs with the Illinois Commerce Commission ("ICC") that propose specific rates and procedures to open the local network in Illinois. Approval could take up to eleven months.

    The Customers First Plan proposes to open all of the local telephone business in the Company's service area to competition. In exchange, Ameritech has requested three regulatory changes. First, Ameritech has requested relief from the Modified Final Judgment ("MFJ") interLATA ban. Such relief would mean that the Company would be allowed to offer all long distance services. Second, Ameritech has requested a number of modifications in the FCC's price cap rules. These modifications would apply only to Ameritech, including the Company, and would eliminate any obligation to refund, in the form of its share of future rate reductions, its share of interstate earnings in excess of 12.25%. The modifications would also provide the Company increased ability to price its interstate access services in a manner appropriate to competitive conditions. Third, Ameritech has requested FCC authority to collect in a competitively neutral manner, the social subsidies currently embedded in the rates that the Company charges long distance carriers for access to the local network.

  REGULATORY PROCEEDINGS

    On December 1, 1992, the Company submitted an alternative regulation proposal to the ICC. Under the proposal, rate of return regulation would be eliminated and replaced by a price regulation mechanism, under which future rate changes for noncompetitive services would be subject to a predetermined formula reflecting changes in inflation, the Company's historic productivity and actual service quality performance. The proposal would not affect the Company's ability to set prices for services which are classified as competitive services by the ICC, and the Company would also be able to determine its own depreciation rates. If the proposal is adopted by the ICC, the Illinois Public Utilities Act would require that basic residential rates cannot be increased for three years following the proposal's effective date.

    In July 1993, the ICC Staff and The Citizens Utility Board ("CUB") filed testimony in the proceeding recommending rate reductions in the range of $100.0 to $200.0. The Company disagrees with the Staff's and CUB's recommendations and filed its response in September 1993. Additional rebuttal testimony was filed in October 1993. The record was closed at the end of November 1993, and a final decision by the ICC is not expected before the end of the second quarter 1994. At this time, the Company cannot predict if the ICC will approve the alternative regulation proposal or order any reductions in rates.

    In November 1991, the ICC began a reconnaissance management audit of the Company. The audit consisted of a broad-based review of the Company's management and operations. The ICC Staff concluded that, on an overall basis, the Company is well-managed and ranked above average. Due to the scope of reviewing the Company's affiliated relationships, the ICC ordered a focused management audit of the Company's affiliated interest transactions. In July 1993, the ICC's auditors issued a report recommending the imputation of $51.0 in additional Yellow Pages revenues to the Company's regulated operations and proposed expense disallowances of approximately $28.0. The ICC Staff utilized these recommendations as part of the basis for proposing prospective rate reductions in the Company's pending alternative regulation filing. The Company disagrees with the ICC Staff's recommendations and discussed this in its rebuttal testimony in September and October 1993.

  REGULATORY ACCOUNTING

    The Company presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation". Under SFAS No. 71, the Company records certain assets and liabilities because of actions of regulators. Further, amounts charged to operations for depreciation expense reflect estimated useful lives and methods prescribed by regulators rather than those that might otherwise apply to unregulated enterprises. In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact to the Company would be an extraordinary noncash charge to operations of an amount which could be material. Criteria that give rise to the discontinuance of SFAS No. 71 include (1) increasing competition which restricts the Company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure that continuing application of SFAS No. 71 is appropriate.

  BUSINESS UNITS

    In February 1993, following a year-long examination of its business called "Breakthrough Leadership," Ameritech announced it would restructure its business into separate units organized around specific customer groups - such as residential customers, small businesses, interexchange companies and large corporations - and a single unit that will run Ameritech's network in Illinois, Indiana, Michigan, Ohio and Wisconsin. The Ameritech Bell Companies will continue to function as legal entities owning current Bell Company assets in each state. The network unit will provide network and information technology resources in response to the needs of the other 11 business units. This unit will be the source of network capabilities for products and services offered by the other business units and will be responsible for the development and day-to-day operation of an advanced information infrastructure.

    All of the business units and the network unit are currently operational. Ameritech has developed a new logo and is marketing all of its products and services under the single brand name "Ameritech."

  DIGITAL VIDEO NETWORK

    In January 1994, Ameritech, the parent of the Company, announced a program to launch a digital video network upgrade that is expected, by the end of the decade, to make available interactive information and entertainment services, as well as traditional cable TV services, to approximately six million Ameritech customers. The Company has filed an application with the FCC seeking approval of the program. The application reflects capital expenditures of approximately $160.0 over the next three years. The Company may also, depending on market demand, make additional capital expenditures under this program. The Company anticipates that its capital expenditures for the program will be funded without an increase to its recent historical level of capital expenditures.

  WORKFORCE RESIZING

    On March 25, 1994, Ameritech announced that it will reduce its nonmanagement workforce by 6,000 employees by the end of 1995, including approximately 1,560 at the Company. Under terms of agreements between Ameritech, the Communications Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW"), Ameritech is implementing an enhancement to the Ameritech pension plan by adding three years to the age and net credited service of eligible nonmanagement employees who leave the business during a designated period that ends in mid-1995. In addition, Ameritech's network business unit is offering financial incentives under the terms of its current contracts with the CWA and IBEW, to selected nonmanagement employees who leave the business before the end of 1995.

    The above actions will result in a charge to first quarter 1994 earnings of approximately $137.8 or $83.0 after-tax. A significant portion of the program cost will be funded by Ameritech's pension plan, whereas financial incentives to be paid from company funds are estimated to be approximately $36.9. Settlement gains, which result from terminated employees accepting lump-sum payments from the pension plan, will be reflected in income as employees leave the payroll. The Company believes this program will reduce its employee-related costs by approximately $78.0 on an annual basis upon completion of this program.

    The reduction of the workforce results from technological improvements, consolidations and initiatives identified by management to balance its cost structure with emerging competition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholder of Illinois Bell
  Telephone Company:

    We have audited the accompanying consolidated balance sheets of Illinois Bell Telephone Company (an Illinois corporation) and its subsidiary as of December 31, 1993 and 1992, and the related consolidated statements of income and reinvested earnings and cash flows for each of the three years in the period ended December 31, 1993. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Illinois Bell Telephone Company and subsidiary as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

    As discussed in Note C to the consolidated financial statements, the Company changed its method of accounting for certain postretirement and postemployment benefits in 1992.

    Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedules listed in Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN & CO.

Chicago, Illinois
January 28, 1994

                        ILLINOIS BELL TELEPHONE COMPANY
           CONSOLIDATED STATEMENTS OF INCOME AND REINVESTED EARNINGS
                             (DOLLARS IN MILLIONS)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                -----------------------------
                                                                                 1993       1992       1991
                                                                                -------    -------    -------
REVENUES.....................................................................   $3,041.0   $2,946.4   $2,885.9
                                                                                -------    -------    -------
OPERATING EXPENSES
  Employee-related expenses..................................................     882.8      869.0      919.4
  Depreciation and amortization..............................................     506.9      509.6      497.4
  Other operating expenses...................................................     796.2      742.8      719.7
  Taxes other than income taxes..............................................      87.2       91.2      118.4
                                                                                -------    -------    -------
                                                                                2,273.1    2,212.6    2,254.9
                                                                                -------    -------    -------
OPERATING INCOME.............................................................     767.9      733.8      631.0
Interest expense.............................................................     119.9      114.2      131.5
Other expense (income) -- net................................................       9.9        4.8      (19.4)
                                                                                -------    -------    -------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLES.................................................................     638.1      614.8      518.9
Income taxes.................................................................     220.9      201.4      166.7
                                                                                -------    -------    -------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES...........     417.2      413.4      352.2
Cumulative effect of change in accounting principles.........................     --        (588.6)     --
                                                                                -------    -------    -------
NET INCOME (LOSS)............................................................     417.2     (175.2)     352.2
REINVESTED EARNINGS, BEGINNING OF YEAR.......................................     114.5      584.7      560.7
DIVIDENDS....................................................................     398.5      295.0      328.2
                                                                                -------    -------    -------
REINVESTED EARNINGS, END OF YEAR.............................................   $ 133.2    $ 114.5    $ 584.7
                                                                                -------    -------    -------
                                                                                -------    -------    -------

   The accompanying notes are an integral part of the consolidated financial statements

                        ILLINOIS BELL TELEPHONE COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                                     DECEMBER 31,    DECEMBER 31,
                                                                                         1993            1992
                                                                                    --------------  --------------
ASSETS
CURRENT ASSETS
  Cash and temporary cash investments.............................................   $       14.7    $       17.6
  Receivables
    Customers and agents (less allowance for uncollectibles of $36.7 and $35.2,
     respectively)................................................................          591.6           561.7
    Ameritech and affiliates......................................................           40.9            10.4
    Other.........................................................................           30.8            54.5
  Material and supplies...........................................................           15.6            25.1
  Prepaid and other...............................................................           12.1            23.6
                                                                                    --------------  --------------
                                                                                            705.7           692.9
TELECOMMUNICATIONS PLANT
  In service......................................................................        8,115.1         8,021.5
  Under construction..............................................................          108.6           116.5
                                                                                    --------------  --------------
                                                                                          8,223.7         8,138.0
  Less, accumulated depreciation..................................................        3,185.2         3,142.3
                                                                                    --------------  --------------
                                                                                          5,038.5         4,995.7
                                                                                    --------------  --------------
INVESTMENTS, principally in affiliates............................................           86.8            71.4
OTHER ASSETS AND DEFERRED CHARGES.................................................          345.2           335.2
                                                                                    --------------  --------------
TOTAL ASSETS......................................................................   $    6,176.2    $    6,095.2
                                                                                    --------------  --------------
                                                                                    --------------  --------------
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES
  Debt maturing within one year
    Ameritech.....................................................................   $      494.2    $      275.7
    Other.........................................................................          100.3             1.5
  Accounts payable
    Ameritech and affiliates......................................................           79.3            79.9
    Other.........................................................................          321.5           297.8
  Other current liabilities.......................................................          404.6           394.2
                                                                                    --------------  --------------
                                                                                          1,399.9         1,049.1
                                                                                    --------------  --------------
LONG-TERM DEBT....................................................................        1,077.0         1,330.1
                                                                                    --------------  --------------
DEFERRED CREDITS
  Accumulated deferred income taxes...............................................          587.1           532.6
  Unamortized investment tax credits..............................................          109.9           128.1
  Postretirement benefits other than pensions.....................................          815.7           854.3
  Long-term payable to Ameritech Services, Inc....................................           30.9            32.7
  Other...........................................................................          317.7           349.0
                                                                                    --------------  --------------
                                                                                          1,861.3         1,896.7
                                                                                    --------------  --------------
SHAREHOLDER'S EQUITY
  Common stock ($20 par value; 100,000,000 shares authorized; 81,938,121 issued
   and outstanding)...............................................................        1,638.8         1,638.8
  Proceeds in excess of par value.................................................           66.0            66.0
  Reinvested earnings.............................................................          133.2           114.5
                                                                                    --------------  --------------
                                                                                          1,838.0         1,819.3
                                                                                    --------------  --------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY........................................   $    6,176.2    $    6,095.2
                                                                                    --------------  --------------
                                                                                    --------------  --------------

   The accompanying notes are an integral part of the consolidated financial statements

                        ILLINOIS BELL TELEPHONE COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                   -----------------------------
                                                                                    1993       1992       1991
                                                                                   -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...............................................................   $ 417.2    $(175.2)   $ 352.2
Adjustments to net income (loss):
  Cumulative effect of change in accounting principles..........................     --         588.6      --
  Depreciation and amortization.................................................     506.9      509.6      497.4
  Deferred income taxes--net....................................................      27.3       23.7       (9.2)
  Investment tax credits--net...................................................     (18.2)     (18.5)     (24.2)
  Interest during construction..................................................      (2.4)      (1.2)      (4.5)
  Provision for uncollectibles..................................................      34.4       35.5       38.9
Change in accounts receivable--net..............................................     (71.1)      (7.4)     (70.2)
Change in material and supplies.................................................       9.4       (3.0)       0.5
Change in prepaid expenses and certain other current assets.....................     (14.2)      (4.6)     (17.8)
Change in accounts payable......................................................      23.4       67.5       46.6
Change in accrued taxes.........................................................     (21.2)      40.1      (39.2)
Change in certain other current liabilities.....................................      16.6     (104.0)       4.1
Net change in certain noncurrent assets and liabilities.........................     (43.3)     (18.7)      10.8
Other...........................................................................      13.5       (5.3)      (2.8)
                                                                                   -------    -------    -------
Net cash from operating activities..............................................     878.3      927.1      782.6
                                                                                   -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures--net.......................................................    (534.4)    (577.0)    (558.5)
(Cost of) proceeds from disposals of telecommunications plant...................      (5.0)      (7.9)      11.8
Additional investments in affiliates (principally equity).......................      (9.9)     (14.4)      (4.9)
                                                                                   -------    -------    -------
Net cash from investing activities..............................................    (549.3)    (599.3)    (551.6)
                                                                                   -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term debt...................................................     --         --        (157.8)
Intercompany financing--net.....................................................     218.5       30.7      245.0
Issuances of long-term debt.....................................................     295.9      --         --
Retirements of long-term debt...................................................    (451.5)     (58.8)      (8.2)
Costs of refinancing long-term debt.............................................     (10.0)     --         --
Dividend payments...............................................................    (384.8)    (293.2)    (324.5)
                                                                                   -------    -------    -------
Net cash from financing activities..............................................    (331.9)    (321.3)    (245.5)
                                                                                   -------    -------    -------
Net (decrease) increase in cash and temporary cash investments..................      (2.9)       6.5      (14.5)
Cash and temporary cash investments, beginning of year..........................      17.6       11.1       25.6
                                                                                   -------    -------    -------
Cash and temporary cash investments, end of year................................   $  14.7    $  17.6    $  11.1
                                                                                   -------    -------    -------
                                                                                   -------    -------    -------

   The accompanying notes are an integral part of the consolidated financial statements

                        ILLINOIS BELL TELEPHONE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)

    Illinois Bell Telephone Company ("the Company") is a wholly owned subsidiary of Ameritech Corporation ("Ameritech").

    A. SIGNIFICANT ACCOUNTING POLICIES

    CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Illinois Bell Administration Center, Inc. ("IBAC"), formed in 1988 to hold a limited partnership interest in a real estate venture. All significant intercompany transactions have been eliminated.

    BASIS OF ACCOUNTING--The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In compliance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," the Company gives accounting recognition to the actions of regulators where appropriate. Such actions can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset or impose a liability. Actions of a regulator can also eliminate a liability previously imposed by the regulator.

    TRANSACTIONS WITH AFFILIATES--The Company has various agreements with affiliated companies. Below is a description of the significant arrangements followed by a table of the amounts involved.

1. Ameritech Services, Inc. ("ASI")--ASI, an Ameritech controlled affiliate in which the Company has 33% ownership, provides consolidated planning, development, management, procurement and support services to all of the Ameritech Bell companies. The Company also provides certain services and facilities to ASI.

                                                                     1993       1992       1991
                                                                   ---------  ---------  ---------
Purchases of materials and charges for services from ASI.........  $   537.0  $   503.6  $   430.4
Recovery of costs for services provided to ASI...................       34.9       24.7       26.8

2. Ameritech (the Company's parent)--Ameritech provides various administrative, planning, financial and other services to the Company. These services are billed to the Company at cost.

                                                                     1993       1992       1991
                                                                   ---------  ---------  ---------
Charges incurred.................................................  $    32.5  $    33.1  $    33.4

3. Ameritech Publishing, Inc. ("API")--The Company has a contract with DonTech, a partnership between API and the Reuben H. Donnelley Corporation, under which payments are made to the Company by DonTech for license fees and billing and collection services.

                                                                     1993       1992       1991
                                                                   ---------  ---------  ---------
Fees paid to the Company by DonTech..............................  $    75.0  $    75.0  $    75.5

4. Ameritech Information Systems, Inc. ("AIS")--The Company reimburses AIS for costs incurred by AIS in connection with the sale of network services by AIS employees.

                                                                     1993       1992       1991
                                                                   ---------  ---------  ---------
Charges incurred.................................................  $    11.4  $    13.2  $    14.3

5. Bell Communications Research, Inc. ("Bellcore")--Bellcore provides research and technical support to the Company. ASI has a one-seventh ownership interest in Bellcore and bills the Company for the costs.

                                                                     1993       1992       1991
                                                                   ---------  ---------  ---------
Charges incurred.................................................  $    42.4  $    50.4  $    49.3

                        ILLINOIS BELL TELEPHONE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    TELECOMMUNICATIONS PLANT--Telecommunications plant is stated at original cost. The original cost of telecommunications plant acquired from ASI includes a return on investment to ASI.

    The provision for depreciation is based principally on the straight-line remaining life and the straight-line equal life group methods of depreciation applied to individual categories of telecommunications plant with similar characteristics.

    Generally, when depreciable plant is retired, the amount at which such plant
has   been  carried  in  telecommunications  plant  in  service  is  charged  to accumulated depreciation.

    The cost of maintenance and repairs of plant is charged to expense.

    INVESTMENTS--The Company's investment in ASI (33% ownership and $84.6) and IBAC's investment in a real estate venture (26.4% ownership) are reflected in the consolidated financial statements using the equity method of accounting.

    MATERIAL AND SUPPLIES--Inventories of new and reusable material and supplies are stated at the lower of cost or market with cost determined generally on an average cost basis.

    INTEREST DURING CONSTRUCTION--Regulatory authorities allow the Company to accrue interest as a cost of constructing certain plant and as an item of income, i.e., allowance for debt and equity funds used to finance construction. Such income is not realized in cash currently but will be realized over the service life of the plant as the resulting higher depreciation expense is recovered in the form of increased revenues.

    INCOME TAXES--The Company is included in the consolidated federal income tax return filed by Ameritech and its subsidiaries. Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The new accounting method is essentially a refinement of the liability method already followed by the Company and, accordingly, did not have a significant impact on the Company's financial statements upon adoption. Consolidated income tax currently payable has been allocated to the Company based on the Company's contribution to consolidated taxable income and tax credits.

    Deferred tax assets and liabilities are based on differences between the financial statement bases of assets and liabilities and the tax bases of those same assets and liabilities. Under the liability method, deferred tax assets and liabilities at the end of each period are determined using the statutory tax rates in effect when these temporary differences are expected to reverse. Deferred income tax expense is measured by the change in the net deferred income tax asset or liability during the year. In addition, for regulated companies, SFAS No. 109 requires that all deferred regulatory liabilities be recognized at the revenue requirement level. It further requires that a deferred tax liability be recorded to reflect the amount of cumulative tax benefits previously flowed through to ratepayers and that a long-term deferred asset be recorded to reflect the revenue to be recovered in telephone rates when the related taxes become payable in future years.

    The Company uses the deferral method of accounting for investment tax credits. Therefore, credits earned prior to the repeal of investment tax credits by the Tax Reform Act of 1986 and also certain transitional credits earned after the repeal are being amortized as reductions in tax expense over the life of the plant which gave rise to the credits.

    TEMPORARY CASH INVESTMENTS--Temporary cash investments are stated at cost which approximates market. The Company considers all highly liquid, short-term investments with an original maturity of three months or less to be cash equivalents.

                        ILLINOIS BELL TELEPHONE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    SHORT-TERM FINANCING ARRANGEMENT--During 1991, Ameritech entered into an arrangement with its subsidiaries, including the Company, for the provision of short-term financing and cash management services. Ameritech issues commercial paper and notes and secures bank loans to fund the working capital requirement of its subsidiaries and invests short-term, excess funds on their behalf. See Notes D and H.

    B. INCOME TAXES

The components of income tax expense follows:

                                                                              1993       1992       1991
                                                                            ---------  ---------  ---------
Federal
  Current.................................................................  $   176.1  $   178.8  $   159.4
  Deferred--net...........................................................       17.0       19.7      (11.9)
  Investment tax credits--net.............................................      (18.2)     (18.5)     (24.2)
                                                                            ---------  ---------  ---------
        Total.............................................................      174.9      180.0      123.3
                                                                            ---------  ---------  ---------
State and local
  Current.................................................................       35.7       17.4       40.7
  Deferred-net............................................................       10.3        4.0        2.7
                                                                            ---------  ---------  ---------
        Total.............................................................       46.0       21.4       43.4
                                                                            ---------  ---------  ---------
Total income tax expense..................................................  $   220.9  $   201.4  $   166.7
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------

    Deferred income tax expense (credits) results principally from temporary differences caused by the change in the book and tax bases of telecommunications plant due to the use of different depreciation methods and lives for financial reporting and income tax purposes. Total income taxes paid were $231.9, $224.3 and $171.1 in 1993, 1992 and 1991, respectively.

    The following is a reconciliation between the statutory federal income tax rate for each of the past three years and the Company's overall effective tax rate:

                                                                                  1993     1992     1991
                                                                                 ------    -----    ----
Statutory federal income tax rate.............................................    35.0%    34.0%    34.0%
  State income taxes, net of federal benefit..................................     4.7      2.3      5.5
  Reduction in tax expense due to amortization of investment tax credits......    (2.8)    (3.0)    (4.7)
  Effect of adjusting deferred income tax balances due to tax law changes.....    (1.4)    --       --
  Benefit of tax rate differential applied to reversing temporary
   differences................................................................    (1.8)    (2.2)    (3.4)
  Other.......................................................................     0.9      1.7      0.7
                                                                                 ------    -----    ----
Effective overall income tax rate.............................................    34.6%    32.8%    32.1%
                                                                                 ------    -----    ----
                                                                                 ------    -----    ----

    The Revenue Reconciliation Act of 1993, enacted in August 1993, increased the statutory federal income tax rate for 1993 to 35 percent. In accordance with the liability method of accounting, the Company adjusted, on the enactment date, its deferred income tax balances not subject to regulatory accounting prescribed by SFAS No. 71 (see Note A). The result was a reduction in deferred income tax expense of $8.9, primarily from increasing the deferred tax assets associated with SFAS Nos. 106 and 112 (see Note C).

    As of December 31, 1993, the Company had a regulatory asset of $160.5 (reflected primarily in Other Assets and Deferred Charges) related to the cumulative amount of income taxes on temporary differences on benefits that previously flowed through to the ratepayers. In addition, on that date, the

                        ILLINOIS BELL TELEPHONE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
Company had a regulatory liability of $227.9 (reflected in Other Deferred Credits) related to the reduction of deferred taxes resulting from the change in the federal statutory income tax rate to 35 percent and deferred taxes provided on unamortized investment tax credits. These amounts will be amortized over the regulatory lives of the related depreciable assets concurrent with recovery in rates. The accounting for and the impact on future net income of these amounts will depend on the ratemaking treatment authorized in future regulatory proceedings.

    As of December 31, 1993 and 1992 the components of long-term accumulated deferred income taxes were as follows:

                                                                                                1993       1992
                                                                                             ----------  ---------
Deferred tax assets
  Postretirement and postemployment benefits...............................................  $    332.8  $   351.8
  SFAS No. 71 accounting...................................................................        57.8       82.5
  Other, net...............................................................................        35.1       30.0
                                                                                             ----------  ---------
                                                                                             $    425.7  $   464.3
                                                                                             ----------  ---------
Deferred tax liabilities
  Accelerated depreciation.................................................................  $    939.9  $   935.8
  Other....................................................................................        72.9       61.1
                                                                                             ----------  ---------
                                                                                             $  1,012.8  $   996.9
                                                                                             ----------  ---------
Net deferred tax liability.................................................................  $    587.1  $   532.6
                                                                                             ----------  ---------
                                                                                             ----------  ---------

    Deferred income taxes in current assets and liabilities are not shown as they are not significant.

    C. EMPLOYEE BENEFIT PLANS

    PENSION PLANS--Ameritech maintains noncontributory defined pension and death benefit plans covering substantially all of the Company's employees. The pension benefit formula used in the determination of pension cost is based on the average compensation earned during the five highest consecutive years of the last ten years of employment for the management plan and a flat dollar amount per year of service for the nonmanagement plan. Pension credit is allocated to subsidiaries based upon the percentage of compensation for the management plan and per employee for the nonmanagement plan. The Company's funding policy is to contribute annually an amount up to the maximum amount that can be deducted for federal income tax purposes. However, due to the funded status of the plans, no contributions have been made for the years reported below. The following data provides information on the Company's credit for the Ameritech plans:

                                                                                          1993           1992           1991
                                                                                        ---------      ---------      ---------
Pension credit.....................................................................     $ (33.9)       $ (37.7)       $ (26.2)
                                                                                        ---------      ---------      ---------
                                                                                        ---------      ---------      ---------
Current year credit as a percent of salaries and wages.............................         (4.60)%        (5.04)%        (3.34)%
                                                                                        ---------      ---------      ---------
                                                                                        ---------      ---------      ---------

    Pension credits were determined using the projected unit credit actuarial method in accordance with SFAS No. 87, "Employers' Accounting for Pensions." The resulting pension credits are primarily attributable to favorable investment performance and the funded status of the plans.

    Certain disclosures are required to be made of the components of pension credit and the funded status of the plans, including the actuarial present value of accumulated plan benefits, accumulated projected benefit obligation and the fair value of plan assets. Such disclosures are not presented for the Company because the structure of the Ameritech plans does not permit the plans' data to be readily disaggregated.

                        ILLINOIS BELL TELEPHONE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    The assets of the Ameritech plans consist principally of debt and equity securities, fixed income investments and real estate. As of December 31, 1993, the fair value of plan assets available for plan benefits exceeded the projected benefit obligation (calculated using a discount rate of 5.8 percent as of December 31, 1993 and 1992). The assumed long-term rate of return on plan assets used in determining pension income was 7.25 percent for 1993, 1992 and 1991. The assumed rate of increase in future compensation levels for management, also used in the determination of the projected benefit obligation, was 4.5 percent in 1993 and 1992.

    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS--Effective January 1, 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 106 requires the cost of postretirement benefits granted to employees to be accrued as expense over the period in which the employee renders service and becomes eligible to receive benefits. The cost of postretirement health care and life insurance benefits for current and future retirees was recognized as determined under the projected unit credit actuarial method.

    In adopting SFAS No. 106, the Company elected to immediately recognize effective January 1, 1992, the transition obligation for current and future retirees. The transition obligation was $867.6 less deferred income taxes of $336.8 or $530.8, net. To this amount, was added the Company's 33% share of ASI's transition obligation of $20.4 for a total charge of $551.2.

    As defined by SFAS No. 71, a regulatory asset and any corresponding regulatory liability associated with the recognition of the transition obligation was not recorded because of uncertainties as to the timing and extent of recovery in the rate-making process.

    Substantially all current and future retirees are covered under postretirement benefit plans sponsored by Ameritech. Such benefits include medical, dental and group life insurance. Ameritech has been prefunding (including cash received from the Company) certain of these benefits through Voluntary Employee Benefit Association trust funds ("VEBAs") and Retirement Funding Accounts ("RFAs"). The associated plan assets (primarily corporate securities and bonds) were considered in determining the transition obligation under SFAS No. 106. Ameritech intends to continue to fund its obligation appropriately, and is exploring other available funding and cost containment alternatives. Ameritech allocates its retiree health care cost on a per participant basis, whereas group life insurance is allocated based on compensation levels.

    SFAS No. 106 requires certain disclosures as to the components of postretirement benefit costs and the funded status of the plans. Such disclosures are not presented for the Company as the structure of the Ameritech plans does not permit the data to be readily disaggregated.

    However, the Company has been advised by Ameritech as to the following assumptions used in determining SFAS No. 106 costs.

    As of December 31, 1993 the accumulated postretirement benefit obligation exceeded the fair value of plan assets available for plan benefits. The assumed discount rate used to measure the accumulated postretirement benefit obligation was 7.0 percent as of December 31, 1993 and 7.5 percent as of December 31, 1992. The assumed rate of future increases in compensation levels was 4.5 percent as of December 31, 1993 and December 31, 1992. The expected long-term rate of return on plan assets was 7.25 percent in 1993 and 1992 on VEBAs and 8.0 percent in 1993 and 1992 on RFAs. The assumed health care cost trend rate in 1993 was
9.6 percent and 10 percent in 1992, and is assumed to decrease gradually to 4 percent in 2007 and remain at that level. The assumed health care cost trend rate is 9.2 percent for 1994. The health care cost trend rate has significant effect on the amounts reported for costs each year. Specifically, increasing the assumed health care cost trend rates by one percentage point in each year would increase the 1993 annual expense by approximately 18 percent.

                        ILLINOIS BELL TELEPHONE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    Postretirement benefit cost under SFAS No. 106 for 1993 and 1992 was $84.7 and $79.8, respectively. During 1991, the cost of postretirement health care benefits for retirees was $83.8.

    As of December 31, 1993, the Company had approximately 15,369 retirees eligible to receive health care and group life insurance benefits.

    POSTEMPLOYMENT BENEFITS--Effective January 1, 1992, the Company adopted SFAS No. 112, "Employers Accounting for Postemployment Benefits". SFAS No. 112 requires employers to accrue the future cost of certain benefits such as workers compensation, disability benefits and health care continuation coverage. A one-time charge related to adoption of this statement was recognized as a change in accounting principle, effective as of January 1, 1992. The charge was $60.2, less deferred taxes of $23.4, for a net of $36.8. To this amount, was added the Company's 33% share of ASI's one-time charge of $0.6 for a total charge of $37.4. Previously the Company used the cash method to account for such costs. Current expense levels are dependent upon actual claim experience, but are not materially different than prior charges to income.

    WORKFORCE REDUCTIONS--During 1993, 1,226 employees left the Company through voluntary and involuntary termination programs. The programs, including termination benefits, settlement and curtailment gains from the pension plan, resulted in a credit to expense of $5.4. The involuntary termination plan remains in effect until December 31, 1994.

    During 1992, 676 employees left the Company through a voluntary early retirement program and involuntary terminations. The net cost of this effort including termination benefits, settlement and curtailment gains from the pension plan, was a credit to expense of $4.9.

    During 1991, the Company offered most of its management employees an early retirement program. The net cost of this program, including termination benefits and a settlement gain from the pension plan, was $1.2.

    D. DEBT MATURING WITHIN ONE YEAR--Debt maturing within one year is included as debt in the computation of debt ratios and consists of the following as of December 31:

                                                                                                      WEIGHTED
                                                                                                      AVERAGE
                                                                          AMOUNTS                 INTEREST RATES*
                                                               -----------------------------    --------------------
                                                                1993       1992       1991      1993    1992    1991
                                                               -------    -------    -------    ----    ----    ----
Notes payable--Ameritech....................................   $ 494.2    $ 275.7    $ 245.0     3.2%    3.4%    5.1%
Long-term debt maturing within one year.....................     100.3        1.5        2.1
                                                               -------    -------    -------
    Total...................................................   $ 594.5    $ 277.2    $ 247.1
                                                               -------    -------    -------
                                                               -------    -------    -------
Average notes payable outstanding during the year...........   $ 292.7    $ 197.3    $ 236.4     3.1%    3.9%    5.9%
                                                               -------    -------    -------    ----    ----    ----
                                                               -------    -------    -------    ----    ----    ----
Maximum notes payable at any month end during the year......   $ 564.4    $ 277.5    $ 298.0
                                                               -------    -------    -------
                                                               -------    -------    -------

- ---------
*Computed by dividing the average daily face amount of notes payable into the aggregate related interest expense.

    On January 12, 1994, the Company redeemed all $300.0 of the principal amounts outstanding on its 8% debentures, due December 4, 2004. The redemption was made pursuant to a call made by the Company in December 1993. The debentures were redeemed at 101.85% plus interest accrued to the redemption date. The redemption was financed with short-term debt. Expenses associated with this call were $6.5, including a call premium of $5.6. These expenses are recorded as other expense (income)-net.

                        ILLINOIS BELL TELEPHONE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    At December 31, 1993, $200.0 of debt maturing within one year was reclassified to long-term debt to reflect the Company's debt offerings made on January 28, 1994. The debt sold included $100.0 debentures at 6 5/8%, due February 1, 2025 (noncallable until 2004) and $100.0 notes at 5 4/5%, due February 1, 2004. The long-term debt issues, settled in February 1994, will be used to repay notes payable outstanding. These amounts have been included in the Company's long-term debt. See Note E.

    At December 31, 1993 debt maturing within one year reflects the redemption of the $300.0 debentures, net of the $200.0 of debt offerings made by the Company.

    During  1991  Ameritech  consolidated   the  short-term  financing  of   its
subsidiaries   at   Ameritech  Corporate.   See  Note   A--SHORT-TERM  FINANCING
ARRANGEMENTS.

    E. LONG-TERM DEBT--Long-term debt consists principally of mortgage bonds and debentures issued by the Company.

    The following table sets forth interest rates and other information on long-term debt outstanding at December 31, after giving effect to debt refinanced in January 1994.

                                                      1993          1992
                                                    ---------     ---------
First Mortgage bonds:
  Series D, 3 1/4%, due July 15, 1995.............  $     30.0    $     30.0
  Series G, 4 7/8%, due July 1, 1997..............        50.0          50.0
  Series H, 4 3/8%, due July 1, 2003..............        50.0          50.0
  Series I, 6%, due July 1, 1998..................     --              125.0
  Series J, 8%, due June 1, 2005..................     --              150.0
  Series K, 7 5/8%, due April 1, 2006.............       200.0         200.0
Thirty-one year 8% debentures, due December 10,
  2004............................................     --              300.0
Forty year 8 1/4% debentures, due August 18,
  2016............................................     --              175.0
Forty year 8 1/2% debentures, due April 22,
  2026............................................       275.0         275.0
Thirty-one year 7 1/4% debentures, due March 15,
  2024............................................       200.0       --
Thirty year 7 1/8% debentures, due July 1, 2023...       100.0       --
Thirty-one year debentures, 6 5/8% due February 1,
  2025............................................       100.0*      --
Ten year notes, 5 4/5% due February 1, 2004.......       100.0*      --
Long-term capital lease obligations...............         5.8           7.0
                                                    ---------     ---------
                                                    $  1,110.8    $  1,362.0
Unamortized discount--net.........................       (33.8)        (31.9)
                                                    ---------     ---------
      Total.......................................  $  1,077.0    $  1,330.1
                                                    ---------     ---------
                                                    ---------     ---------

- ---------
*See Note D.

    On March 26, 1993, the Company issued $200.0 of 7 1/4% debentures, due March 15, 2024. On July 6, 1993, the Company issued $100.0 of 7 1/8% debentures, due July 1, 2023. The proceeds from these issues were used to repay outstanding notes payable.

    On August 9, 1993, the Company redeemed all $150.0 of the principal amounts outstanding on its 8%, Series J mortgage bonds, due June 1, 2005. The debentures were redeemed at 101.75%. Expenses associated with this call, net of unamortized premium amounts, were $2.2, including a call premium of $2.6.

    On September 1, 1993, the Company redeemed all $125.0 of the principal amounts outstanding on its 6%, Series I mortgage bonds, due July 1, 1998. The debentures were redeemed at par value. Expenses associated with this call were $0.2.

                        ILLINOIS BELL TELEPHONE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    On October 12, 1993, the Company redeemed all $175.0 of the principal amounts on its forty-year, 8 1/4% debentures, due August 18, 2016. The debentures were redeemed at 104.24% plus interest accrued to the redemption date. Expenses associated with this call were $8.5, including a call premium of $7.4.

    On January 12, 1994, the Company redeemed all $300.0 of the principal amounts on its thirty-one year, 8% debentures, due December 10, 2004. The debentures were redeemed at 101.85% plus interest accrued to the redemption date. Expenses associated with this call, recorded in 1993, were $6.5, including a call premium of $5.6. See Note D.

    On February 4, 1994, the Company issued debt of $200.0. These issues included $100.0 debentures at 6 5/8%, due February 1, 2025 (noncallable until
2004) and $100.0 notes at 5 4/5%, due February 1, 2004. The proceeds from these issues will be used to repay notes payable outstanding. See Note D.

    On August 17, 1993, the Company filed a registration statement with the Securities and Exchange Commission for issuance of up to $550.0 in unsecured debt securities to be used to retire long-term indebtedness. Debt sold subsequent to year end of $200.0 reduced the available securities that can be offered.

    Early extinguishment of debt costs (including call premiums and write-offs of unamortized deferred costs) were $17.4 in 1993 and zero in 1992 and 1991, and were included in other expense (income) on the statements of income.

    Substantially all telecommunications plant owned by the Company is subject to lien under the indenture covering first mortgage bonds.

    F. LEASE COMMITMENTS--The Company leases certain facilities and equipment used in its operations under both operating and capital leases. Rental expense under operating leases was $32.3, $36.9 and $32.6 for 1993, 1992 and 1991, respectively. At December 31, 1993 the aggregate minimum rental commitments under noncancelable leases were approximately as follows:

YEARS                                                   OPERATING     CAPITAL
- -----------------------------------------------------  -----------  -----------
1994.................................................   $     7.7    $      2.0
1995.................................................         9.2           1.9
1996.................................................         6.7           1.7
1997.................................................         6.6           1.3
1998.................................................         6.5           0.7
Thereafter...........................................        52.9           2.9
                                                          -----         -----
Total minimum lease commitments......................   $    89.6          10.5
                                                          -----
                                                          -----
Less: executory costs.............................................          0.7
     interest costs...............................................          2.8
                                                                        -----
Present value of minimum lease payments...........................   $      7.0
                                                                        -----
                                                                        -----

                        ILLINOIS BELL TELEPHONE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    G. FINANCIAL INSTRUMENTS--The following table presents the estimated fair value of the Company's financial instruments as of December 31, 1993 and 1992:

                                                                      1993
                                                             ----------------------
                                                              CARRYING
                                                               VALUE     FAIR VALUE
                                                             ----------  ----------
Cash and temporary cash investments........................  $     14.7  $     14.7
Debt.......................................................     1,670.9     1,690.1
Long-term payable to ASI (for postretirement benefits).....        30.9        30.9
Other assets...............................................        11.2        11.2
Other liabilities..........................................        15.3        15.3

                                                                      1992
                                                             ----------------------
                                                              CARRYING
                                                               VALUE     FAIR VALUE
                                                             ----------  ----------
Cash and temporary cash investments........................  $     17.6  $     17.6
Debt.......................................................     1,622.0     1,639.0
Long-term payable to ASI (for postretirement benefits).....        32.7        32.7
Other assets...............................................         9.3         9.3
Other liabilities..........................................        12.9        12.9

    The following methods and assumptions were used to estimate the fair value of financial instruments:

    CASH AND TEMPORARY CASH INVESTMENTS--The carrying value approximates fair value because of short-term maturity of these instruments.

    DEBT--The carrying amount (including accrued interest) of the Company's debt maturing within one year approximates fair value because of the short-term maturities involved. The fair value of the Company's long-term debt was estimated based on the year-end quoted market price for the same or similar issues.

    OTHER ASSETS AND LIABILITIES--These financial instruments consist primarily of long-term receivables, other investments, financial contracts and customer deposits. The fair values of these items are based on expected cash flows or, if available, quoted market prices.

    LONG-TERM PAYABLE TO ASI (FOR POSTRETIREMENT BENEFITS)--Carrying value approximates fair value.

                        ILLINOIS BELL TELEPHONE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    H. ADDITIONAL FINANCIAL INFORMATION

                                                                                   DECEMBER 31,
                                                                               --------------------
                                                                                 1993       1992
                                                                               ---------  ---------
CONSOLIDATED BALANCE SHEETS
  Other current liabilities:
    Accrued payroll..........................................................  $    23.1  $    21.8
    Compensated absences.....................................................       61.0       58.1
    Accrued taxes............................................................       63.0       84.2
    Income taxes deferred one year...........................................      (38.6)     (65.2)
    Advance billings and customer deposits...................................      141.0      135.2
    Dividend payable.........................................................      106.3       92.7
    Accrued interest.........................................................       27.2       20.8
    Other....................................................................       21.6       46.6
                                                                               ---------  ---------
        Total................................................................  $   404.6  $   394.2
                                                                               ---------  ---------
                                                                               ---------  ---------

                                                                                 1993       1992       1991
                                                                               ---------  ---------  ---------
CONSOLIDATED STATEMENTS OF INCOME
  Interest expense:
    Interest on long-term debt...............................................  $   106.1  $   104.7  $   105.4
    Interest on notes payable--Ameritech.....................................        9.2        7.8       14.0
    Interest on capital leases...............................................        0.8        1.1        1.1
    Other....................................................................        3.8        0.6       11.0
                                                                               ---------  ---------  ---------
        Total................................................................  $   119.9  $   114.2  $   131.5
                                                                               ---------  ---------  ---------
                                                                               ---------  ---------  ---------

    Interest paid  was  $113.6,  $134.8  and $121.3  in  1993,  1992  and  1991,
respectively.

                                                                                 1993       1992       1991
                                                                               ---------  ---------  ---------
 Taxes other than income taxes
    Property.................................................................  $    33.5  $    28.6  $    32.4
    Gross receipts...........................................................       27.2       29.7       53.8
    Other....................................................................       26.5       32.9       32.2
                                                                               ---------  ---------  ---------
        Total................................................................  $    87.2  $    91.2  $   118.4
                                                                               ---------  ---------  ---------
                                                                               ---------  ---------  ---------
Maintenance and repair expense...............................................  $   617.8  $   598.5  $   560.3
                                                                               =========  =========  =========
Advertising expenses.........................................................  $    36.6  $    22.8  $    19.8
                                                                               =========  =========  =========

Depreciation-Percentage of average depreciable telecommunications
  equipment..................................................................        6.3%       6.5%       6.5%
                                                                               =========  =========  =========

    Revenues from AT&T, consisting principally of interstate network access and billing and collection service revenues, comprised approximately 12%, 14% and 15%, of total revenues in 1993, 1992 and 1991, respectively. No other customer accounted for more than 10% of total revenues.

                        ILLINOIS BELL TELEPHONE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

    I. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                                NET
                                                                                 OPERATING    INCOME
                         CALENDAR QUARTER                            REVENUES     INCOME      (LOSS)
                          -------------                             ----------  -----------   -------
                               1993
- ------------------------------------------------------------------
  1st ............................................................  $    730.5   $   169.9    $  90.9
  2nd.............................................................       763.0       205.5      114.1
  3rd.............................................................       768.2       192.3      102.1
  4th.............................................................       779.3       200.2      110.1
                                                                    ----------  -----------   -------
        Total.....................................................  $  3,041.0   $   767.9    $ 417.2
                                                                    ----------  -----------   -------
                                                                    ----------  -----------   -------
                               1992
- ------------------------------------------------------------------
  1st ............................................................  $    720.0   $   162.0    $(497.5)
  2nd.............................................................       736.8       181.0       99.0
  3rd.............................................................       740.0       183.2      101.3
  4th.............................................................       749.6       207.6      122.0
                                                                    ----------  -----------   -------
        Total.....................................................  $  2,946.4   $   733.8    $(175.2)
                                                                    ----------  -----------   -------
                                                                    ----------  -----------   -------

    The fourth quarter of 1993 and 1992 was affected by several income and expense items. The fourth quarter of 1993 was affected by gains from workforce resizing and charges for the early retirement of debt. In the 1992 quarter, the Company recognized higher costs and charges resulting from its market realignment efforts. These costs were offset by gains resulting from workforce resizing and higher than expected pension credits.

    First quarter 1992 results reflect charges related to the adoption of SFAS Nos. 106 and 112 for postretirement and postemployment benefits, as discussed previously in Note C. The charges totaled $588.6.

    All adjustments necessary for a fair statement of results for each period have been included.

    J. CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES

    The ratio of earnings to fixed charges of the Company for the five years ended December 31, 1993, 1992, 1991, 1990, and 1989 was 5.88, 5.86, 4.65, 5.28
and 5.01, respectively.

    For the purpose of calculating this ratio, (i) earnings have been calculated by adding to income before interest expense and accounting changes, the amount of related taxes on income and the portion of rentals representative of the interest factor, (ii) the Company considers one-third of rental expense to be the amount representing return on capital, and (iii) fixed charges comprise total interest expense and such portion of rentals.

K. EVENT SUBSEQUENT TO DATE OF AUDITORS' REPORT (UNAUDITED)

    On March 25, 1994, Ameritech announced it would reduce its nonmanagement workforce resulting in an after-tax charge to the Company of $83.0. The charge will be recorded in the first quarter of 1994. The details of this plan are discussed on page 15 in MD&A.

                        ILLINOIS BELL TELEPHONE COMPANY

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    No changes in nor disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure occurred during the period covered by this annual report.

                                    PART IV

ITEM 14. EXHIBITS; FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (A) DOCUMENTS FILED AS PART OF THE REPORT:

        (1) FINANCIAL STATEMENTS:

                                                                                              PAGE
                                                                                              -----
Selected Financial and Operating Data....................................................          10
Report of Independent Public Accountants.................................................          16
Statements:
  Consolidated Statements of Income and Reinvested Earnings..............................          17
  Consolidated Balance Sheets............................................................          18
  Consolidated Statements of Cash Flows..................................................          19
  Notes to Consolidated Financial Statements.............................................          20

        (2) FINANCIAL STATEMENT SCHEDULES:

  V--Telecommunications Plant..........................................          33
 VI--Accumulated Depreciation..........................................          35
VIII--Allowance for Uncollectibles.....................................          37

           Financial statement schedules other than those listed above have been omitted because the required information is contained in the consolidated financial statements and notes thereto, or because such schedules are not required or applicable.

        (3) EXHIBITS: See index on Page 38.

    (B) REPORTS ON FORM 8-K:

       On February 4, 1994, the Company filed a Current Report on Form 8-K dated February 4, 1994 to file pursuant to Item 7, Financial Statements and Exhibits, certain financial information concerning the Company and its subsidiary.

       On February 4, 1994, the Company filed a Current Report on Form 8-K dated January 28, 1994 to file pursuant to Item 5, Other Events, (a) copies of an Underwriting Agreement and a Pricing Agreement executed in connection with a proposed offering of debentures by the Company to be issued pursuant to the Registration Statement on Form S-3 (File No. 33-50007) filed by the Company on August 17, 1993, together with a form of Officer's Certificate and a form of debentures and (b) an Underwriting Agreement and a Pricing Agreement executed in connection with a proposed offering of notes by the Company to be issued pursuant to the Registration Statement, together with a form of Officer's Certificate and a form of notes.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ILLINOIS BELL TELEPHONE COMPANY

                                          By _______/S/_RICHARD A. KUZMAR_______
                                                     Richard A. Kuzmar
                                                VICE PRESIDENT -- CONTROLLER

March 30, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER:

      _____/S/_DOUGLAS L. WHITLEY_____
            Douglas L. Whitley
                PRESIDENT

PRINCIPAL FINANCIAL AND ACCOUNTING
OFFICER:

      ______/S/_RICHARD A. KUZMAR_____
          Richard A. Kuzmar
       VICE PRESIDENT -- CONTROLLER

    Ameritech Corporation

    By ______/S/_RICHARD H. BROWN_____
              Richard H. Brown
               VICE CHAIRMAN

    The  sole   shareholder   of   the
    registrant,  which is  a statutory
    close corporation  managed by  the
    shareholder rather than by a board
    of directors.

March 30, 1994

                                                             SCHEDULE V--SHEET 1

                        ILLINOIS BELL TELEPHONE COMPANY
                      SCHEDULE V--TELECOMMUNICATIONS PLANT
                             (DOLLARS IN MILLIONS)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      COL. A                           COL. B      COL. C       COL. D       COL. E        COL. F
                  -------------                      ----------   ---------    --------    ----------    ----------
                                                     BALANCE AT   ADDITIONS                              BALANCE AT
                                                     BEGINNING       AT        RETIRE-       OTHER         END OF
                  CLASSIFICATION                     OF PERIOD     COST(A)     MENTS(B)    CHANGES(C)      PERIOD
- --------------------------------------------------   ----------   ---------    --------    ----------    ----------
                    YEAR 1993
Land..............................................   $    37.4    $    0.5     $    --     $      --     $    37.9
Buildings.........................................       727.4        24.7         3.9            --         748.2
Computer and Other Office Equipment...............       402.0        12.8        74.3            --         340.5
Vehicles and Other Work Equipment.................       210.8        18.2         6.5            --         222.5
Central Office Equipment..........................     3,098.2       316.9       327.1          (1.0)      3,087.0
Information Origination/Termination Equipment.....       305.4        20.6         2.9           1.0         324.1
Cable and Wire Facilities.........................     3,207.1       164.1        48.5            --       3,322.7
Capitalized Lease Assets..........................        17.8          --         1.5            --          16.3
Miscellaneous Other Property......................        15.4          --        (0.5)           --          15.9
                                                     ----------   ---------    --------        -----     ----------
    Total telecommunications plant in service.....     8,021.5       557.8       464.2            --       8,115.1
    Telecommunications plant under construction...       116.5        (7.9)         --            --         108.6
                                                     ----------   ---------    --------        -----     ----------
            TOTAL TELECOMMUNICATIONS PLANT........   $ 8,138.0    $  549.9     $ 464.2     $      --     $ 8,223.7
                                                     ----------   ---------    --------        -----     ----------
                                                     ----------   ---------    --------        -----     ----------
                    YEAR 1992
Land..............................................   $    37.4    $     --     $    --     $      --     $    37.4
Buildings.........................................       711.3        21.1         5.0            --         727.4
Computer and Other Office Equipment...............       416.7        22.5        37.2            --         402.0
Vehicles and Other Work Equipment.................       201.9        15.0         6.1            --         210.8
Central Office Equipment..........................     3,092.5       268.7       262.9          (0.1)      3,098.2
Information Origination/Termination Equipment.....       293.9        17.4         6.0           0.1         305.4
Cable and Wire Facilities.........................     3,060.7       184.0        37.6            --       3,207.1
Capitalized Lease Assets..........................        19.2         1.0         2.4            --          17.8
Miscellaneous Other Property......................        15.4          --          --            --          15.4
                                                     ----------   ---------    --------        -----     ----------
    Total telecommunications plant in service.....     7,849.0       529.7       357.2            --       8,021.5
    Telecommunications plant under construction...        60.9        55.9         0.3            --         116.5
                                                     ----------   ---------    --------        -----     ----------
            TOTAL TELECOMMUNICATIONS PLANT........   $ 7,909.9    $  585.6     $ 357.5     $      --     $ 8,138.0
                                                     ----------   ---------    --------        -----     ----------
                                                     ----------   ---------    --------        -----     ----------

          The notes on Sheet 2 are an integral part of this Schedule.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                             SCHEDULE V--SHEET 2

                        ILLINOIS BELL TELEPHONE COMPANY
                SCHEDULE V--TELECOMMUNICATIONS PLANT (CONTINUED)
                             (DOLLARS IN MILLIONS)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      COL. A                           COL. B      COL. C       COL. D       COL. E        COL. F
                  -------------                      ----------   ---------    --------    ----------    ----------
                                                     BALANCE AT   ADDITIONS                              BALANCE AT
                                                     BEGINNING       AT        RETIRE-       OTHER         END OF
                  CLASSIFICATION                     OF PERIOD     COST(A)     MENTS(B)    CHANGES(C)      PERIOD
- --------------------------------------------------   ----------   ---------    --------    ----------    ----------
                    YEAR 1991
Land..............................................   $    36.9    $    0.5     $    --     $      --     $    37.4
Buildings.........................................       678.2        41.4         8.3            --         711.3
Computer and Other Office Equipment...............       431.2        43.6        58.1            --         416.7
Vehicles and Other Work Equipment.................       194.3        24.7        17.1            --         201.9
Central Office Equipment..........................     2,965.2       325.3       197.6          (0.4)      3,092.5
Information Origination/Termination Equipment.....       283.4        15.5         5.8           0.8         293.9
Cable and Wire Facilities.........................     2,908.9       191.6        39.4          (0.4)      3,060.7
Capitalized Lease Assets..........................        17.8         2.4         1.0            --          19.2
Miscellaneous Other Property......................        15.2         0.2          --            --          15.4
                                                     ----------   ---------    --------        -----     ----------
    Total telecommunications plant in service.....     7,531.1       645.2       327.3            --       7,849.0
    Telecommunications plant under construction...       124.3       (63.5)       (0.1)           --          60.9
                                                     ----------   ---------    --------        -----     ----------
            TOTAL TELECOMMUNICATIONS PLANT........   $ 7,655.4    $  581.7     $ 327.2     $      --     $ 7,909.9
                                                     ----------   ---------    --------        -----     ----------
                                                     ----------   ---------    --------        -----     ----------

- ---------
Notes:
(a) Additions, other than to buildings, include material purchased from Ameritech Services, Inc., a centralized procurement subsidiary in which the Company has a 33% ownership interest (See Note A to Consolidated Financial Statements.) Additions shown also include (1) the original cost (estimated if not known) of reused material, which is concurrently credited to material and supplies and (2) interest during construction.
(b) Items of telecommunications plant when retired or sold are deducted from the property accounts at the amounts at which they are included therein (estimated if not known.)
(c)  Comprised principally of reclassifications between plant categories.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                            SCHEDULE VI--SHEET 1

                        ILLINOIS BELL TELEPHONE COMPANY
                     SCHEDULE VI--ACCUMULATED DEPRECIATION
                             (DOLLARS IN MILLIONS)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                COL. B          COL. C                                        COL. F
                                             -------------  --------------      COL. D          COL. E      -----------
                  COL. A                      BALANCE AT      ADDITIONS     ---------------  -------------  BALANCE AT
               -------------                 BEGINNING OF     CHARGED TO        RETIRE-          OTHER        END OF
              CLASSIFICATION                    PERIOD        EXPENSE(A)       MENTS(B)       CHANGES(C)      PERIOD
- -------------------------------------------  -------------  --------------  ---------------  -------------  -----------
                 YEAR 1993
Buildings..................................   $     209.5     $     20.4       $     8.4       $    (0.5)    $   221.0
Computer and Other Office Equipment........         184.5           54.2            73.1              --         165.6
Vehicles and Other Work Equipment..........          71.8           18.6             6.2              --          84.2
Central Office Equipment...................       1,264.8          254.2           320.5              --       1,198.5
Information Origination/ Termination
  Equipment................................         170.2           14.7             3.1              --         181.8
Cable and Wire Facilities..................       1,230.0          143.5            51.7              --       1,321.8
Capitalized Lease Assets...................           9.6            1.3             1.0              --           9.9
Miscellaneous Other Property...............           1.9             --              --             0.5           2.4
                                             -------------       -------         -------           -----    -----------
            TOTAL ACCUMULATED
              DEPRECIATION.................   $   3,142.3     $    506.9       $   464.0       $      --     $ 3,185.2
                                             -------------       -------         -------           -----    -----------
                                             -------------       -------         -------           -----    -----------
                 YEAR 1992
Buildings..................................   $     198.6     $     20.5       $     9.6       $      --     $   209.5
Computer and Other Office Equipment........         158.7           60.6            34.8              --         184.5
Vehicles and Other Work Equipment..........          61.8           17.9             7.9              --          71.8
Central Office Equipment...................       1,270.0          254.3           259.5              --       1,264.8
Information Origination/ Termination
  Equipment................................         162.0           13.4             5.2              --         170.2
Cable and Wire Facilities..................       1,135.3          141.0            46.3              --       1,230.0
Capitalized Lease Assets...................          10.0            1.9             2.3              --           9.6
Miscellaneous Other Property...............           1.9             --              --              --           1.9
                                             -------------       -------         -------           -----    -----------
            TOTAL ACCUMULATED
              DEPRECIATION.................   $   2,998.3     $    509.6       $   365.6       $      --     $ 3,142.3
                                             -------------       -------         -------           -----    -----------
                                             -------------       -------         -------           -----    -----------

          The notes on Sheet 2 are an integral part of this Schedule.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                            SCHEDULE VI--SHEET 2

                        ILLINOIS BELL TELEPHONE COMPANY
               SCHEDULE VI--ACCUMULATED DEPRECIATION (CONTINUED)
                             (DOLLARS IN MILLIONS)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                               COL. B          COL. C                                         COL. F
                                            -------------  ---------------      COL. D          COL. E      -----------
                  COL. A                     BALANCE AT       ADDITIONS     ---------------  -------------  BALANCE AT
              -------------                 BEGINNING OF     CHARGED TO         RETIRE-          OTHER        END OF
              CLASSIFICATION                   PERIOD        EXPENSE(A)        MENTS(B)       CHANGES(C)      PERIOD
- ------------------------------------------  -------------  ---------------  ---------------  -------------  -----------
                YEAR 1991
Buildings.................................   $     194.0      $    19.8        $    13.9       $    (1.3)    $   198.6
Computer and Other Office Equipment.......         150.5           62.1             53.9              --         158.7
Vehicles and Other Work Equipment.........          60.9           17.7             16.8              --          61.8
Central Office Equipment..................       1,204.0          250.3            182.0            (2.3)      1,270.0
Information Origination/ Termination
  Equipment...............................         154.8           12.3              4.7            (0.4)        162.0
Cable and Wire Facilities.................       1,045.3          133.5             43.5              --       1,135.3
Capitalized Lease Assets..................           9.2            1.7              0.9              --          10.0
Miscellaneous Other Property..............           1.9             --               --              --           1.9
                                            -------------       -------          -------           -----    -----------
            TOTAL ACCUMULATED
              DEPRECIATION................   $   2,820.6      $   497.4        $   315.7       $    (4.0)    $ 2,998.3
                                            -------------       -------          -------           -----    -----------
                                            -------------       -------          -------           -----    -----------

- ---------
(a) The Company's provision for depreciation is based principally on the straight-line remaining life and the straight-line equal life group methods of depreciation applied to individual categories of plant with similar characteristics. The Company is allowed by regulatory authorities to use reserve deficiency amortization in conjunction with the remaining life method. For years 1993, 1992 and 1991, depreciation expressed as a percentage of average depreciable plant was 6.3%, 6.5% and 6.5%, respectively.
(b) Amounts include amortization of undepreciated balance and retirement of investment in tools and equipment costing less than five hundred dollars but more than two hundred dollars for items purchased prior to January 1, 1989.
(c) Includes reclassifications between plant accounts, adjustments for depreciation expense previously recorded in other periods and transfers from operating plant to non-operating plant.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                   SCHEDULE VIII

                  SCHEDULE VIII--ALLOWANCE FOR UNCOLLECTIBLES
                             (DOLLARS IN MILLIONS)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                         COL. C
                                                                  ---------------------
                                                       COL. B           ADDITIONS                           COL. E
                                                     ----------   ---------------------                   ----------
                      COL. A                         BALANCE AT   CHARGED   CHARGED TO       COL. D       BALANCE AT
                  -------------                      BEGINNING      TO         OTHER      -------------     END OF
                  CLASSIFICATION                     OF PERIOD    EXPENSE   ACCOUNTS(A)   DEDUCTIONS(B)     PERIOD
- --------------------------------------------------   ----------   -------   -----------   -------------   ----------
Year 1993.........................................   $   35.2     $ 31.2    $    55.3     $     85.0      $    36.7
Year 1992.........................................       36.2       34.3         61.1           96.4           35.2
Year 1991.........................................       26.6       38.4         60.1           88.9           36.2

- ---------
(a) Includes amounts related to interexchange carrier receivables which are being billed by the Company and amounts previously written off which were credited directly to this account when recovered.
(b)   Amounts written off as uncollectible.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER
- -----------
       *3a   --Articles of Incorporation of the registrant as amended and restated March 21, 1990 (Exhibit 3a to Form
               10-K for 1989, File No. 1-2222).
       *3b   --By-Laws  of the  registrant effective  March 21,  1990 (Exhibit  3b to  Form 10-K  for 1989,  File No.
               1-2222).
        4    --No instrument which defines the rights of holders of long and intermediate term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.
      *10a   --Reorganization and  Divestiture Agreement  among American  Telephone and  Telegraph Company,  American
               Information  Technologies Corporation (n/k/a  Ameritech Corporation) and  Affiliates dated November 1,
               1983 (Exhibit 10a to Form 10-K for 1983 for Ameritech Corporation, File No. 1-8612).
      *10b   --Agreement Concerning Contingent Liabilities, Tax Matters  and Termination of Certain Agreements  among
               American  Telephone and Telegraph Company, Bell System Operating Companies, Regional Holding Companies
               and Affiliates dated November 1,  1983 (Exhibit 10j to Form  10-K for 1983 for Ameritech  Corporation,
               File No. 1-8612).
      *10c   --Agreement  Concerning Illinois Bell Mortgage Bonds with American Telephone and Telegraph Company dated
               January 1, 1984 (Exhibit (10)(ii)(B)8 to Form 10-K for 1983, File No. 1-2222).
      *10d   --Ordinance authorizing the Company to construct, maintain and operate a telephone system in the City of
               Chicago, effective July 30, 1931 (Exhibit 5-C to Registration Statement No. 2-42370).
       12    --Computation of Ratio of Earnings to Fixed Charges.
       24    --Consent of Independent Public Accountants.

- ---------
*Incorporated by reference

                                                                      EXHIBIT 12

                        ILLINOIS BELL TELEPHONE COMPANY
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                             (DOLLARS IN MILLIONS)

                                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------------------
                                                                           1993       1992       1991       1990       1989
                                                                         ---------  ---------  ---------  ---------  ---------
1. EARNINGS
  a) Income before interest expense, income tax and cumulative effect
     of change in accounting principles................................  $   758.0  $   729.0  $   650.4  $   662.7  $   647.1
  b) Portion of rental expense representative of the interest factor
     (1)...............................................................       10.8       12.3       10.8       11.6       12.9
                                                                         ---------  ---------  ---------  ---------  ---------
        Total 1(a) through 1(b)........................................  $   768.8  $   741.3  $   661.2  $   674.3  $   660.0
                                                                         ---------  ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------  ---------
2. FIXED CHARGES
  a) Total interest expense including capital lease obligations........  $   119.9  $   114.2  $   131.5  $   116.2  $   118.9
  b) Portion of rental expense representative of the interest factor
     (1)...............................................................       10.8       12.3       10.8       11.6       12.9
                                                                         ---------  ---------  ---------  ---------  ---------
        Total 2(a) through 2(b)........................................  $   130.7  $   126.5  $   142.3  $   127.8  $   131.8
                                                                         ---------  ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------  ---------
3. RATIO OF EARNINGS TO FIXED CHARGES..................................       5.88       5.86       4.65       5.28       5.01
                                                                         =========  =========  =========  =========  =========

- ---------
(1) The Company considers one-third of rental expense to be the amount representing return on capital.

                                                                      EXHIBIT 24

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation by reference of our report dated January 28, 1994, included as an Exhibit to this Form 10-K, into Illinois Bell Telephone Company's previously filed Registration Statement File No. 33-50007.

                                          ARTHUR ANDERSEN & CO.

Chicago, Illinois
March 30, 1994