Form 10-Q
period 1994-03-31
ILLINOIS BELL TELEPHONE CO
filed 1994-05-12
CIK 49789

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549


                                 Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended March 31, 1994


                                    or


           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number 1-2222


                      ILLINOIS BELL TELEPHONE COMPANY

          (Incorporated under the laws of the State of Illinois)


             225 W. Randolph Street, Chicago, Illinois   60606


             I.R.S. Employer Identification Number 36-1253600


                    Telephone - Area Code 312-727-9411


THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF AMERITECH CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X .  No    .
                                                   ----     ----

At April 29, 1994, 81,938,121 common shares were outstanding.

Form 10-Q - Part I                          Illinois Bell Telephone Company

                      PART I - FINANCIAL INFORMATION

The following financial statements have been prepared by Illinois Bell Telephone Company (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

    CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND REINVESTED EARNINGS

                                                 (Millions of Dollars)
                                                       (Unaudited)
                                                  For the Three Months
                                                     Ended March 31,
                                                    1994         1993
                                                    ----         ----

Revenues. . . . . . . . . . . . . . . . . . .     $ 792.2      $ 730.5
                                                  -------      -------
Operating expenses
 Employee-related expenses. . . . . . . . . .       208.7        220.9
 Depreciation and amortization. . . . . . . .       127.5        127.4
 Other operating expenses . . . . . . . . . .       220.7        189.0
 Restructuring charge . . . . . . . . . . . .       137.8         --
 Taxes other than income taxes. . . . . . . .        20.1         23.3
                                                  -------      -------
                                                    714.8        560.6
                                                  -------      -------
Operating income. . . . . . . . . . . . . . .        77.4        169.9
Interest expense. . . . . . . . . . . . . . .        25.4         29.4
Other income, net . . . . . . . . . . . . . .        (0.6)        (0.4)
                                                  -------      -------
Income before income taxes. . . . . . . . . .        52.6        140.9

Income taxes. . . . . . . . . . . . . . . . .        17.9         50.0
                                                  -------      -------
Net income. . . . . . . . . . . . . . . . . .        34.7         90.9

Reinvested earnings,
 beginning of period. . . . . . . . . . . . .       133.2        114.5
Less dividends. . . . . . . . . . . . . . . .        97.9         91.6
                                                  -------      -------
Reinvested earnings,
 end of period. . . . . . . . . . . . . . . .     $  70.0      $ 113.8
                                                  =======      =======



See Notes to Condensed Consolidated Financial Statements.

Form 10-Q - Part I                          Illinois Bell Telephone Company

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                (Millions of Dollars)

                                         March 31, 1994   December 31, 1993
                                          (Unaudited)     (Derived from
                                                           audited financial
                                                           statements)

ASSETS
 Current assets
  Cash and temporary cash investments .     $   27.8       $   14.7
  Receivables, net
   Customers. . . . . . . . . . . . . .        600.3          591.6
   Ameritech and affiliates . . . . . .         39.6           40.9
   Other. . . . . . . . . . . . . . . .         25.2           30.8
  Material and supplies . . . . . . . .         14.9           15.6
  Prepaid and other . . . . . . . . . .          9.2           12.1
                                            --------       --------
                                               717.0          705.7
                                            --------       --------

Telecommunications plant. . . . . . . .      8,270.1        8,223.7
Less, accumulated depreciation. . . . .      3,228.2        3,185.2
                                            --------       --------
                                             5,041.9        5,038.5
                                            --------       --------

Investments, principally in affiliates.         78.9           86.8
Other assets and deferred charges . . .        263.6          345.2
                                            --------       --------

Total assets. . . . . . . . . . . . . .     $6,101.4       $6,176.2
                                            ========       ========

LIABILITIES AND SHAREHOLDER'S EQUITY
 Current liabilities
  Debt maturing within one year
   Ameritech. . . . . . . . . . . . . .    $   571.3       $  494.2
   Other. . . . . . . . . . . . . . . .          1.3          100.3
  Accounts payable
   Ameritech and affiliates . . . . . .         79.4           79.3
   Other. . . . . . . . . . . . . . . .        314.6          321.5
  Other current liabilities . . . . . .        471.5          404.6
                                            --------       --------
                                             1,438.1        1,399.9
                                            --------       --------

Long-term debt. . . . . . . . . . . . .      1,072.9        1,077.0
                                            --------       --------

Deferred credits and other long-term liabilities
 Accumulated deferred income taxes. . .        513.9          587.1
 Unamortized investment tax credits . .        105.9          109.9
 Postretirement benefits other
  than pensions . . . . . . . . . . . .        851.2          815.7
 Long-term payable
  to Ameritech Services, Inc. . . . . .         29.1           30.9
 Other. . . . . . . . . . . . . . . . .        315.5          317.7
                                            --------       --------
                                             1,815.6        1,861.3
                                            --------       --------
Shareholder's equity
 Common shares - ($20 par value; 100,000,000
  shares authorized; 81,938,121 issued and
  outstanding). . . . . . . . . . . . .      1,638.8        1,638.8
 Proceeds in excess of par value. . . .         66.0           66.0
 Reinvested earnings. . . . . . . . . .         70.0          133.2
                                            --------       --------
                                             1,774.8        1,838.0
                                            --------       --------

Total liabilities and shareholder's equity  $6,101.4       $6,176.2
                                            ========       ========





See Notes to Condensed Consolidated Financial Statements.

Form 10-Q - Part I                           Illinois Bell Telephone Company

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   (Millions of Dollars)
                                                        (Unaudited)
                                                  For the Three Months Ended
                                                           March 31,
                                                      1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . .       $  34.7       $ 90.9
 Adjustments to net income:
  Restructuring charge, net of tax . . . . .          83.0         --
  Depreciation and amortization. . . . . . .         127.5        127.4
  Deferred income taxes, net . . . . . . . .          (1.0)         3.0
  Investment tax credits, net. . . . . . . .          (4.0)        (4.5)
  Interest during construction . . . . . . .          (0.6)        (0.4)
  Provision for uncollectibles . . . . . . .          12.1         10.7
 (Increase) decrease in accounts receivable.         (13.8)        16.1
  Decrease (increase) in material and supplies         0.7         (3.4)
  Decrease (increase) in certain other
    current assets. . . . . . . . . . . . . .          2.4         (0.9)
  Decrease in accounts payable. . . . . . . .         (6.8)      (104.1)
  Increase in accrued taxes . . . . . . . . .         58.6         26.8
 (Decrease) increase in certain other
    current liabilities . . . . . . . . . . .        (17.0)        28.1
  Change in certain other noncurrent assets
    and liabilities . . . . . . . . . . . . .         (8.4)         1.4
  Other . . . . . . . . . . . . . . . . . . .         11.0          2.9
                                                  --------     --------
Net cash from operating activities . . . . .         278.4        194.0
                                                  --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures . . . . . . . . . . . .        (130.7)      (131.7)
Cost of disposals of telecommunications
 plant . . . . . . . . . . . . . . . . . . .          (1.1)        (0.9)
                                                  --------     --------
Net cash from investing activities . . . . .        (131.8)      (132.6)
                                                  --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany financing, net. . . . . . . . .          77.0       (169.5)
Issuance of long-term debt . . . . . . . . .         196.1        197.5
Retirements of long-term debt. . . . . . . .        (300.3)        (0.5)
Dividend payments. . . . . . . . . . . . . .        (106.3)       (92.6)
                                                  --------     --------
Net cash from financing activities . . . . .        (133.5)       (65.1)
                                                  --------     --------
Net increase (decrease) in cash and temporary
 cash investments. . . . . . . . . . . . . .          13.1         (3.7)
Cash and temporary cash investments at
 beginning of period . . . . . . . . . . . .          14.7         17.6
                                                  --------     --------
Cash and temporary cash investments at end
 of period . . . . . . . . . . . . . . . . .      $   27.8     $   13.9
                                                  ========     ========


See Notes to Condensed Consolidated Financial Statements.

Form 10-Q - Part I                           Illinois Bell Telephone Company

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Millions of Dollars )

(A)  LONG-TERM DEBT

On January 12, 1994, the Company redeemed all $300.0 of the principal amounts outstanding of its thirty-one year, 8% debentures, due December 10, 2004. The debentures were redeemed at 101.85% plus interest accrued to the redemption date. Expenses associated with this call, recorded in 1993, were $6.5, including a call premium of $5.6.

On February 4, 1994, the Company issued debt of $200.0. These issues included $100.0 of debentures at 6-5/8%, due February 1, 2025 (noncallable until 2004) and $100.0 of notes at 5-4/5%, due February 1, 2004. The proceeds from these issues were used to repay outstanding notes payable.

At December 31, 1993 debt maturing within one year reflected the redemption of the $300.0, net of the $200.0 of debt issued by the Company.

(B)  WORK FORCE RESTRUCTURING

On March 25, 1994, the Company's parent (Ameritech Corporation) announced that it will reduce its nonmanagement work force by 6,000 employees by the end of 1995, including approximately 1,560 at the Company. Under terms of agreements between the Company, the Communication Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW), Ameritech is implementing an enhancement to the Ameritech Pension Plan by adding three years to the age and the net credited service of eligible nonmanagement employees who leave the business during a designated period that ends in mid-1995. In addition, the Company is offering financial incentives under terms of its current contracts with the CWA and the IBEW to selected nonmanagement employees who leave the business before the end of 1995.

This program resulted in a first quarter charge of $137.8 or $83.0 after-tax. The charge reduced the Company's prepaid pension asset by $79.2 for pension enhancements and curtailment losses. The charge also includes a curtailment loss of $34.2 related to the Statement of Financial Accounting Standards (SFAS) No. 106 ("Employers' Accounting for Postretirement Benefits Other than Pensions") and a severance accrual of $24.4.

Form 10-Q - Part I                          Illinois Bell Telephone

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first three months of 1994 as compared to the first three months of 1993:

Results of Operations (Millions of Dollars)
- - - -------------------------------------------

Revenues
- - - --------
                                                      Increase
                                1994        1993     (Decrease)   % Change

Local service . . . . . . .    $472.5      $445.9      $26.6         6.0%

Higher network usage increased local service revenues by $21.9. Increased volumes were primarily attributed to growth in the number of customer lines, which increased 3.3% to 5,830,313 from 5,644,932 the previous year, as well as increased usage and greater sales of calling features (i.e., Call Forwarding, Caller ID, etc.). In addition, local message revenues increased by $4.7 due to a change in the method of recording transactions between the Company and independent telephone companies for jointly provided telecommunications. These revenues, along with long distance service revenues, were previously offset by access charge payments to independent telephone companies.
                                                      Increase
                                1994        1993     (Decrease)   % Change
Network Access
 Interstate . . . . . . . .    $180.7      $165.7     $ 15.0         9.1%
 Intrastate . . . . . . . .    $ 23.7      $ 19.1     $  4.6        24.1%

Interstate access revenues increased by $11.0 due to growth of customer lines and switched access minutes of use and by $6.1 due to a reduction in National Exchange Carrier Association support payments. Additionally, revenues increased $3.5 as a result of lower accruals for possible revenue sharing rate reductions. These increases were offset by lower revenues of $5.5 primarily due to rate reductions. Intrastate access revenues increased by $6.7 due primarily to growth of switched access minutes of use, offset by $2.0 due to rate reductions for switched access services.

                                                      Increase
                                1994        1993     (Decrease)   % Change

Long distance service . . .    $ 54.9      $ 40.2     $ 14.7        36.6%

Long distance service revenues were higher by $11.2 primarily due to the previously discussed change in the method of recording transactions between the Company and independent telephone companies, and by $3.5 due to higher intrastate and intraLATA interstate network usage.

Form 10-Q - Part I                          Illinois Bell Telephone Company

                                                      Increase
                                1994        1993     (Decrease)   % Change


Other . . . . . . . . . . .     $60.4      $ 59.6     $  0.8         1.3%

Other revenues include revenues derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. These revenues are net of the Company's provision for uncollectibles. The increase in other revenues was primarily due to growth of inside wire, voice messaging, and wire maintenance services of $2.3. This increase was offset by a $1.4 increase in the provision for uncollectible accounts.

Operating Expenses
- - - ------------------
                                                      Increase
                                1994        1993     (Decrease)   % Change

Employee-related expenses .    $208.7      $220.9     $(12.2)       (5.5)%

Employee-related expenses include employee salaries, benefits and other employee-related expenses. Wage rate increases were completely offset by lower accruals for employee bonuses and salary savings created from a reduced work force as a result of voluntary and involuntary programs. The Company's work force decreased to 17,555 at March 31, 1994 from 18,556 at March 31, 1993.

                                                      Increase
                                1994        1993     (Decrease)   % Change
Depreciation
 and amortization . . . . .    $127.5      $127.4     $  0.1         0.1%

This increase was due primarily to higher plant balances.

                                                      Increase
                                1994        1993     (Decrease)   % Change

Other operating expenses. .    $220.7      $189.0     $ 31.7        16.8%

The increase in other operating expenses is primarily due to an $18.2 increase in access charge expenses, resulting from a change in the method of recording transactions between the Company and independent telephone companies for jointly provided telecommunications. These charges previously offset local service and long distance service revenues. Also contributing to the increase were higher expenses of $18.5 for affiliated services, material and supplies for central office equipment and other miscellaneous expenses. These increases were offset by $5.5 lower expenses for contract services, resulting primarily from reduced right-to-use fees.

Form 10-Q - Part I                          Illinois Bell Telephone Company

                                                      Increase
                                1994        1993     (Decrease)   % Change

Restructuring charge. . . .    $137.8       $--       $137.8       --%

As more fully discussed in the Notes to the Financial Statements, Ameritech (the Company's parent) announced on March 25, 1994 that it will reduce its nonmanagement work force by 6,000 employees by the end of 1995, including approximately 1,560 at the Company. Reduction of the work force results from technological improvements, consolidations, and initiatives identified by management to balance its cost structure with emerging competition.

This program resulted in a first quarter 1994 charge of $137.8 or $83.0 after-tax. A significant portion of the program's cost will be funded by the Ameritech Pension Plan, whereas financial incentives to be paid by the Company will require Company funds of approximately $38.3. Settlement gains of an estimated $55.0, which result from lump-sum payments from the Ameritech Pension Plan, will be reflected in income as payments are made by the Ameritech Pension Plan. Settlement gains are noncash in nature and result from the funded status of the Ameritech Pension Plan.

Ameritech advised the Company that it expects that approximately two-thirds of the 1,560 employees will leave the payroll in 1994 with the balance by the end of the third quarter of 1995. Ameritech will manage the departure of all 6,000 employees to minimize disruption within its business (including its entire five-state region) and to it customers. Cash requirements of the Company to fund the financial incentives (principally contractual termination payments ) will be met as prescribed by applicable collective bargaining agreements. Certain of these collective bargaining agreements may require contractual termination payments to be paid to employees in a manner other than lump-sum, thus requiring cash payments beyond an employee's termination date.

The Company believes this program will reduce its employee-related costs by approximately $78.0 on an annual basis upon completion of the program. However, these anticipated savings may be partially offset by growth in new businesses and the cost of adding other employees with different skills.

                                                      Increase
                                1994        1993     (Decrease)   % Change

Taxes other
 than income taxes. . . . .    $ 20.1      $ 23.3     $ (3.2)      (13.7)%

Taxes other than income taxes decreased $5.1 primarily due to lower capital stock taxes, resulting from lower reinvested earnings and long-term debt outstanding. This decrease was offset by higher property and other taxes of $1.9.

Form 10-Q - Part I                         Illinois Bell Telephone Company

Other Income and Expenses
- - - -------------------------
                                                      Increase
                                1994        1993     (Decrease)   % Change

Interest expense. . . . . .     $25.4       $29.4     $ (4.0)      (13.6)%

Interest expense on long-term debt decreased by $6.5 as a result of lower long-term debt outstanding. This decrease was offset by an increase in short-term interest expense of $3.0, resulting from higher average notes payable.

                                                     (Increase)
                                1994        1993      Decrease    % Change

Other income, net. . . . .      $(0.6)     $ (0.4)   $  (0.2)       50.0%

Other income, net increased by $0.8 due to higher Ameritech Services, Inc.
(ASI) earnings, offset by slightly higher miscellaneous charges.

                                                      Increase
                                1994        1993     (Decrease)   % Change

Income taxes. . . . . . . .     $17.9       $50.0     $(32.1)      (64.2)%

Income taxes decreased primarily as a result of lower pre-tax income, due principally to the work force restructuring charge of $137.8 (or $83.0 after-tax). Excluding the effect of the restructuring charge, income taxes increased in line with increased earnings of the business.



Results for the three months ended March 31, 1994 are not necessarily indicative of the results for the entire year.

Form 10-Q - Part I                         Illinois Bell Telephone Company

Other Matters
- - - -------------

Regulatory Proceedings
- - - ----------------------

On December 1, 1992, the Company submitted an alternative regulation proposal to the Illinois Commerce Commission (ICC). Under the proposal, rate of return regulation would be eliminated and replaced by a price regulation mechanism, under which future rate changes for noncompetitive services would be subject to a predetermined formula reflecting changes in inflation, the Company's historic productivity and actual service quality performance. The proposal would not affect the Company's ability to set prices for services which are classified as competitive services by the ICC, and the Company would also be able to determine its own depreciation rates. If the proposal is adopted by the ICC, the Illinois Public Utilities Act would require that basic residential rates cannot be increased for three years following the proposal's effective date.

In July 1993, the ICC Staff and The Citizens Utility Board (CUB) filed testimony in the proceeding recommending rate reductions in the range of $100.0 to $200.0. The Company disagreed with the Staff's and CUB's recommendations and filed its response in September 1993. Additional rebuttal testimony was filed in October 1993. The record was closed at the end of November 1993. On May 3, 1994, the ICC issued a proposed order which approved price regulation and grants the Company flexibility to adjust depreciation rates as it deems necessary without prior Commission approval. The proposed order would reduce Company revenue by $38.0 through the elimination of touch-tone charges, and recommends that basic residential rates be capped for a five-year period. A final decision is not expected to be rendered before the end of the second quarter 1994.

In November 1991, the ICC began a reconnaissance management audit of the Company. The audit consisted of a broad-based review of the Company's management and operations. The ICC Staff concluded that, on an overall basis, the Company is well-managed and ranks above average. Due to the scope and difficulty in reviewing the Company's affiliated relationships, the ICC ordered a focused management audit of the Company's affiliated interest transactions. A final report on the focused audit was issued in July 1993 that generally found that the Company was a relatively low cost provider of telecommunications services and that it obtained efficient services from its affiliates. Presently, the Company is working with the ICC Staff to reach closure on the remaining outstanding reconnaissance audit recommendations.

Regulatory Accounting
- - - ---------------------

The Company presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Under SFAS No. 71, the Company records certain assets and liabilities because of actions of regulators. Further, amounts charged to operations for depreciation expense reflect estimated useful lives and methods prescribed by regulators rather than those that might otherwise apply to unregulated enterprises.


Form 10-Q - Part I                         Illinois Bell Telephone Company

The Company cannot presently quantify, without a complete historical assessment of its competitive and regulatory environments, what the financial statement impact would have been had depreciation expense been determined absent regulation.

In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact to the Company would be an extraordinary noncash charge to operations of an amount which could be material. Criteria that give rise to the discontinuance of SFAS No. 71 include (1) increasing competition which restricts the Company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS No. 71 is still appropriate.

Ratio of Earnings to Fixed Charges of the Company
- - - -------------------------------------------------

The Company's ratio of earnings to fixed charges for the three months ended March 31 was 2.93 in 1994 and 5.39 in 1993. The ratio in 1994 was adversely affected by a first quarter charge of $137.8 for work force restructuring (see prior discussion of this charge). This charge will be primarily funded from the Ameritech Pension Plan. The Company believes its ratio in 1994 is not indicative of a significant change in its ability to fund its debt.

Shelf Registration
- - - ------------------

On August 17, 1993, the Company filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $550.0 in unsecured debt securities to be used to retire long-term indebtedness. As of May 11, 1994, $200.0 of debt securities had been issued under this agreement.

Form 10-Q - Part I                         Illinois Bell Telephone Company

                        PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.
           --------------------------------

    (a)    Exhibits
           --------

           12 Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 1994 and March 31, 1993.

    (b)    Reports on Form 8-K
           -------------------

           On February 4, 1994, the Company filed a Current Report on Form 8-K dated February 4, 1994 to file pursuant to Item 7, Financial Statements and Exhibits, certain financial information concerning the Company and its subsidiary.

           On February 4, 1994, the Company filed a Current Report on Form 8-K dated January 28, 1994 to file pursuant to Item 5, Other Events, (a) copies of an Underwriting Agreement and a Pricing Agreement executed in connection with a proposed offering of debentures by the Company to issue pursuant to the Registration Statement on Form S-3 (File No 33-50007) filed by the Company on August 17, 1993, together with a form of Officer's Certificate and a form of debentures and (b) an Underwriting Agreement and a Pricing Agreement executed in connection with a proposed offering of notes by the Company to be issued pursuant to the Registration Statement, together with a form of Officer's Certificate and a form of notes.

Form 10-Q - Part I                         Illinois Bell Telephone Company

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ILLINOIS BELL TELEPHONE COMPANY
                                        --------------------------------
                                                  (Registrant)



Date:  May 12, 1994                     /s/ Richard A. Kuzmar
       -------------------------        --------------------------------
                                        Richard A. Kuzmar
                                        Vice President - Controller

                                        (Principal Accounting Officer)


                                                                 Exhibit 12

                      ILLINOIS BELL TELEPHONE COMPANY
             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                           (Millions of Dollars)

                                                For the Three Months Ended
                                                       March 31,
                                                   1994         1993

1. EARNINGS

   a)  Income before interest
        expense and income taxes . . . . . .        $ 78.0        $170.3

   b)  Portion of rental expense
        representative of the
        interest factor (1). . . . . . . . .           1.8           2.7
                                                    ------        ------

               Total 1(a) through 1(b) . . .        $ 79.8        $173.0
                                                    ------        ------

2. FIXED CHARGES

   a)  Total interest expense
        including capital lease
        obligations. . . . . . . . . . . . . .      $ 25.4        $ 29.4

   b)  Portion of rental expense
        representative of the
        interest factor (1). . . . . . . . . .         1.8           2.7
                                                   -------        ------

               Total 2(a) through 2(b) . . .         $27.2        $ 32.1
                                                   -------        ------

3. RATIO OF EARNINGS TO FIXED CHARGES . . . . .       2.93          5.39
                                                   =======        ======


- - - ---------------------

(1) The Company considers one-third of rental expense to be the amount representing return on capital.

(2) The results for the first quarter of 1994 reflect a $137.8 pre-tax charge for work force restructuring (see M,D&A discussion of this charge). This charge will be funded primarily from the Ameritech Pension Plan.