Form 10-Q
period 1994-06-30
ILLINOIS BELL TELEPHONE CO
filed 1994-08-12
CIK 49789

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549


                                Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarterly Period Ended June 30, 1994


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



At July 31, 1994, 81,938,121 common shares were outstanding.

Form 10-Q - Part I                          Illinois Bell Telephone Company

                      PART I - FINANCIAL INFORMATION

The following financial statements have been prepared by Illinois Bell Telephone Company (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K and the quarterly report on Form 10-Q previously filed in the current year.

   CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND REINVESTED EARNINGS

                                          (Millions of Dollars)
                                               (Unaudited)
                                  For the Three Months  For the Six Months
                                     Ended June 30,        Ended June 30,
                                    1994         1993     1994       1993
                                    ----         ----     ----       ----

Revenues. . . . . . . . . . . .   $ 812.0    $ 763.0   $1,604.2   $1,493.5

Operating expenses
 Employee-related expenses. . .     218.3      215.9      427.0      436.7
 Depreciation and amortization.     137.8      127.8      265.3      255.1
 Other operating expenses . . .     229.1      194.3      449.8      383.4
 Restructuring charge . . . . .       -          -        137.8        -
 Taxes other than income taxes.      20.7       19.5       40.8       42.9
                                  -------    -------    -------    -------
                                    605.9      557.5    1,320.7    1,118.1

Operating income. . . . . . . .     206.1      205.5      283.5      375.4

Interest expense. . . . . . . .      26.8       31.3       52.2       60.7
Other (income) expense, net . .      (4.6)      (1.9)      (5.2)      (2.3)
                                  -------    -------    -------    -------
Income before income taxes. . .     183.9      176.1      236.5      317.0

Income taxes. . . . . . . . . .      64.4       62.0       82.3      112.0
                                  -------    -------    -------    -------
Net income. . . . . . . . . . .     119.5      114.1      154.2      205.0

Reinvested earnings,
 beginning of period. . . . . .      70.0      113.8      133.2      114.5
Less dividends. . . . . . . . .     104.5      103.6      202.4      195.2
                                  -------    -------    -------    -------
Reinvested earnings,
 end of period. . . . . . . . .   $  85.0    $ 124.3    $  85.0    $ 124.3
                                  =======    =======    =======    =======

See Notes to Condensed Consolidated Financial Statements.

Form 10-Q - Part I                          Illinois Bell Telephone Company

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                (Millions of Dollars)

                                         June 30, 1994    December 31, 1993
                                          (Unaudited)     (Derived from
                                                          audited financial
                                                          statements)

ASSETS
 Current assets
  Cash and temporary cash investments .     $   18.8        $    14.7
  Receivables, net
   Customers. . . . . . . . . . . . . .        628.9            591.6
   Ameritech and affiliates . . . . . .         24.1             40.9
   Other. . . . . . . . . . . . . . . .         29.7             30.8
  Material and supplies . . . . . . . .         13.9             15.6
  Prepaid and other . . . . . . . . . .          8.4             12.1
                                            --------         --------
                                               723.8            705.7
                                            --------         --------

Telecommunications plant. . . . . . . .      8,331.6          8,223.7
Less, accumulated depreciation. . . . .      3,310.8          3,185.2
                                            --------         --------
                                             5,020.8          5,038.5
                                            --------         --------

Investments, principally in affiliates.         81.8             86.8
Other assets and deferred charges . . .        271.9            345.2
                                            --------         --------

Total assets. . . . . . . . . . . . . .     $6,098.3         $6,176.2
                                            ========         ========

LIABILITIES AND SHAREHOLDER'S EQUITY
 Current liabilities
  Debt maturing within one year
   Ameritech. . . . . . . . . . . . . .    $   616.4        $   494.2
   Other. . . . . . . . . . . . . . . .          1.2            100.3
  Accounts payable
   Ameritech and affiliates . . . . . .         75.6             79.3
   Other. . . . . . . . . . . . . . . .        308.4            321.5
  Other current liabilities . . . . . .        433.6            404.6
                                            --------         --------
                                             1,435.2          1,399.9
                                            --------         --------

Long-term debt. . . . . . . . . . . . .      1,072.9          1,077.0
                                            --------         --------

Deferred credits and other long-term liabilities
 Accumulated deferred income taxes. . .        576.3            587.1
 Unamortized investment tax credits . .        101.8            109.9
 Postretirement benefits other
  than pensions . . . . . . . . . . . .        851.8            815.7
 Long-term payable to affiliate (ASI)
  for SFAS 106 adoption . . . . . . . .         29.1             30.9
 Other. . . . . . . . . . . . . . . . .        241.4            317.7
                                            --------         --------
                                             1,800.4          1,861.3
                                            --------         --------

Shareholder's equity
 Common shares - ($20 par value; 100,000,000
  shares authorized; 81,938,121 issued and
  outstanding). . . . . . . . . . . . .      1,638.8          1,638.8
 Proceeds in excess of par value. . . .         66.0             66.0
 Reinvested earnings. . . . . . . . . .         85.0            133.2
                                            --------         --------
                                             1,789.8          1,838.0
                                            --------         --------

Total liabilities and shareholder's equity  $6,098.3         $6,176.2
                                            ========         ========




See Notes to Condensed Consolidated Financial Statements.

Form 10-Q - Part I                          Illinois Bell Telephone Company

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   (Millions of Dollars)
                                                        (Unaudited)
                                                  For the Six Months Ended
                                                           June 30,
                                                      1994        1993
                                                      ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . .       $  154.2     $ 205.0
 Adjustments to net income:
  Restructuring charge, net of tax . . . . .           83.0        --
  Depreciation and amortization. . . . . . .          265.3       255.1
  Deferred income taxes, net . . . . . . . .           (0.2)       12.4
  Investment tax credits, net. . . . . . . .           (8.1)       (9.1)
  Interest during construction . . . . . . .           (1.4)       (0.9)
  Provision for uncollectibles . . . . . . .           22.7        18.0
  Increase in accounts receivable. . . . . .          (42.1)      (23.3)
  Decrease in material and supplies. . . . .            1.7         5.8
  Decrease (increase) in certain other
    current assets . . . . . . . . . . . . .            3.1        (2.5)
 (Decrease) increase in accounts payable . .          (16.8)        1.6
  Decrease in accrued taxes. . . . . . . . .           (5.8)      (19.3)
 (Decrease) increase in certain other
    current liabilities. . . . . . . . . . .           (9.8)       26.5
  Change in certain other noncurrent assets
    and liabilities. . . . . . . . . . . . .          (12.8)      (18.7)
  Other. . . . . . . . . . . . . . . . . . .            4.7         0.4
                                                   --------    --------
Net cash from operating activities . . . . .          437.7       451.0
                                                   --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures . . . . . . . . . . . .         (247.5)     (255.2)
Proceeds from (cost of) disposals of
  telecommunications plant . . . . . . . . .            0.5        (2.5)
                                                   --------    --------
Net cash from investing activities . . . . .         (247.0)     (257.7)
                                                   --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany financing, net. . . . . . . . .          122.2      (201.2)
Issuance of long-term debt . . . . . . . . .          196.1       197.5
Retirements of long-term debt. . . . . . . .         (300.7)       (0.9)
Dividend payments. . . . . . . . . . . . . .         (204.2)     (184.3)
                                                   --------    --------
Net cash from financing activities . . . . .         (186.6)     (188.9)
                                                   --------    --------

Net increase in cash and temporary
 cash investments. . . . . . . . . . . . . .            4.1         4.4
Cash and temporary cash investments at
 beginning of period . . . . . . . . . . . .           14.7        17.6
                                                   --------    --------
Cash and temporary cash investments at end
 of period . . . . . . . . . . . . . . . . .       $   18.8    $   22.0
                                                   ========    ========
See Notes to Condensed Consolidated Financial Statements.

Form 10-Q - Part I                          Illinois Bell Telephone Company

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Millions of Dollars)

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

(B)  WORK FORCE RESTRUCTURING

On March 25, 1994, the Company's parent (Ameritech Corporation) announced that it will reduce its nonmanagement work force by 6,000 employees by the end of 1995. Under terms of agreements between the Company, the Communication Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW), Ameritech implemented an enhancement to the Ameritech Pension Plan by adding three years to the age and the net credited service of eligible nonmanagement employees who leave the business during a designated period that ends in mid-1995. In addition, certain of the Company's business units are offering financial incentives under terms of its current contracts with the CWA and the IBEW to selected nonmanagement employees who leave the business before the end of 1995.

This program resulted in a first quarter charge of $137.8 or $83.0 after-tax. The charge reduced the Company's prepaid pension asset by $79.2 for pension enhancements and curtailment losses. The charge also includes a curtailment loss of $34.2 related to Statement of Financial Accounting Standards (SFAS) No. 106 ("Employers' Accounting for Postretirement Benefits Other than Pensions") and a severance accrual of $24.4.

In June, Ameritech completed the first phase of its restructuring plan, having solicited volunteers to leave the Company. The response to date is exceeding expectations. Ameritech management is in the process of evaluating the specific job functions and locations of the employees who have requested to leave under the plan to ensure that service to customers will not be adversely affected. The task is complex as the intended 6,000 employee force reduction represents approximately twelve percent of the nonmanagement work force. Accordingly, insufficient information currently exists to adjust the restructuring accrual. Ameritech expects to complete this process in the third quarter and the Company will increase its restructuring accrual to the appropriate level. The adjustment could be material.

Form 10-Q - Part I                          Illinois Bell Telephone Company

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first six months of 1994 as compared to the first six months of 1993:

Results of Operations (Millions of Dollars)
- - -------------------------------------------

Revenues
- - --------
                                                      Increase
                                1994        1993     (Decrease)   % Change

Local service . . . . . . .    $955.6      $904.6      $51.0         5.6%

Higher network usage increased local service revenues by $41.0. Increased volumes were primarily attributed to growth in the number of customer lines, which increased 3.2% to 5,862,534 from 5,679,527 the previous year, as well as greater sales of calling features (e.g., Call Forwarding, Caller ID, etc.). In addition, local message revenues increased by $10.0 due to a change in the method of recording transactions between the Company and independent telephone companies for jointly provided telecommunications. These revenues, along with long distance service revenues, were previously offset by access charge payments to independent telephone companies.

                                                      Increase
                                1994        1993     (Decrease)   % Change

Network Access
 Interstate . . . . . . . .    $365.9      $339.7     $ 26.2         7.7%
 Intrastate . . . . . . . .    $ 46.4      $ 38.6     $  7.8        20.2%

Interstate access revenues increased by $27.3 due to growth of customer lines, switched access minutes of use and special access circuits. Additionally, revenues increased by $10.7 due to lower National Exchange Carrier Association support payments and revenue sharing accruals. These increases were offset by lower revenues of $11.8 primarily due to rate reductions. Intrastate access revenues increased by $12.3 due primarily to growth of switched access minutes of use, offset by $4.5 due to rate reductions for switched access services.

                                                      Increase
                                1994        1993     (Decrease)   % Change

Long distance service . . .   $ 111.5      $ 83.3     $ 28.2        33.9%

Long distance service revenues were higher by $19.9 primarily due to the previously discussed change in the method of recording transactions between the Company and independent telephone companies, and by $8.3 due to higher intrastate and intraLATA interstate network usage.

Form 10-Q - Part I                          Illinois Bell Telephone Company

                                                      Increase
                                1994        1993     (Decrease)   % Change

Other . . . . . . . . . . .    $124.8     $ 127.3     $ (2.5)       (2.0)%

Other revenues include revenues derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. These revenues are net of the Company's provision for uncollectibles. The decrease in other revenues was due to a $4.7 increase in the provision for uncollectible accounts resulting from higher accounts receivable balances, offset by an increase in other revenues of $2.2. The increase in other revenues was primarily due to growth of voice messaging and wire maintenance services.

Operating Expenses
- - ------------------
                                                      Increase
                                1994        1993     (Decrease)   % Change

Employee-related expenses .    $427.0      $436.7     $ (9.7)       (2.2)%

Employee-related expenses include employee salaries, benefits and other employee-related expenses. Wage rate increases were completely offset by lower accruals for employee bonuses and salary savings created from a reduced work force as a result of voluntary and involuntary programs. The Company's work force decreased to 17,213 at June 30, 1994 from 18,466 at June 30, 1993.

                                                      Increase
                                1994        1993     (Decrease)   % Change

Depreciation
 and amortization . . . . .    $265.3      $255.1     $ 10.2         4.0%

The increase in depreciation expense is primarily due to increased interstate rates effective January 1, 1994, resulting from the Company's 1994 Federal Communications Commission depreciation represcription.

                                                      Increase
                                1994        1993     (Decrease)   % Change

Other operating expenses. .    $449.8      $383.4     $ 66.4        17.3%

The increase in other operating expenses is primarily due to a $36.1 increase in access charge expenses, resulting from a change in the method of recording transactions between the Company and independent telephone companies for jointly provided telecommunications. These charges previously offset local service and long distance service revenues. Also contributing to the increase were higher expenses of $47.6 for affiliated services, material and supplies and other miscellaneous expenses. These increases were offset by a $15.8 decrease in contract service expense, resulting primarily from reduced right-to-use and professional service fees.

Form 10-Q - Part I                          Illinois Bell Telephone Company

                                                      Increase
                                1994        1993     (Decrease)   % Change

Restructuring charge. . . .    $137.8      $ --       $137.8       --%

As discussed more fully in Note (B) to the Condensed Consolidated Financial Statements, Ameritech announced on March 25, 1994 that it will reduce its nonmanagement work force by 6,000 employees by the end of 1995, including 1,560 at the Company. Reduction of the work force results from technological improvements, consolidations, and initiatives identified by management to balance its cost structure with emerging competition.

This program resulted in a first quarter 1994 charge of $137.8 ($83.0 on an after-tax basis). A significant portion of the program's cost will be funded by the Ameritech Pension Plan, whereas financial incentives to be paid by the Company will require Company funds of approximately $38.3. Settlement gains of an estimated $55.0, which result from lump-sum payments from the Ameritech Pension Plan, will be reflected in income as payments are made by the Ameritech Pension Plan (none recorded as of June 30, 1994). Settlement gains are noncash in nature and result from the funded status of the Ameritech Pension Plan.

Ameritech originally advised the Company that it expected approximately two-thirds of the 1,560 employees would leave the payroll in 1994 with the balance departing by the end of the third quarter of 1995. Four hundred fifty-one employees left the payroll in the second quarter of 1994 under this plan. As previously discussed in Note (B), the program has generated more requests to leave the payroll than originally planned requiring revision to the expected number and timing of employees leaving the payroll which should be quantifiable in the third quarter of 1994. Ameritech will manage the departure of all employees to minimize disruption within its business and to its customers. Cash requriements of the Company to fund the financial incentives (principally contractual termination payments) will be met as prescribed by applicable collective bargaining agreements. Certain of these collective bargaining agreements require contractual termination payments to be paid to employees in a manner other than lump-sum, thus requiring cash payments beyond an employee's termination date.

The Company believes this program will reduce its employee-related costs by approximately $50,000 per terminated employee on an annual basis. However, these anticipated savings may be partially offset by growth in new businesses and the cost of adding other employees with different skills.

                                                      Increase
                                1994        1993     (Decrease)   % Change

Taxes other
 than income taxes. . . . .    $ 40.8      $ 42.9     $ (2.1)       (4.9)%

Taxes other than income taxes decreased $4.7 due to lower capital stock and gross receipts taxes, offset by higher property and other taxes of $2.5.

Form 10-Q - Part I                          Illinois Bell Telephone Company

Other Income and Expenses
- - -------------------------

                                                      Increase
                                1994        1993     (Decrease)   % Change

Interest expense. . . . . .     $52.2       $60.7     $ (8.5)      (14.0)%

Interest expense on long-term debt decreased by $16.1 as a result of lower long-term debt outstanding. This decrease was offset by an increase in short-term interest expense of $8.0, resulting primarily from higher average notes payable.

                                                      Increase
                                1994        1993     (Decrease)   % Change

Other income, net. . . . .      $(5.2)     $ (2.3)    $ (2.9)      126.1%

Other income, net increased primarily due to higher Ameritech Services, Inc. (ASI) earnings.

                                                      Increase
                                1994        1993     (Decrease)   % Change

Income taxes. . . . . . . .     $82.3      $112.0     $(29.7)      (26.5)%

Income taxes decreased primarily as a result of lower pre-tax income, due principally to the work force restructuring charge of $137.8 (or $83.0 after-tax). Excluding the effect of the restructuring charge, income taxes increased in line with increased earnings of the business.



Results for the six months ended June 30, 1994 are not necessarily indicative of the results for the entire year.

Form 10-Q - Part I                          Illinois Bell Telephone Company

Other Matters
- - -------------

Regulatory Proceedings
- - ----------------------

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

In July 1993, the ICC Staff and the Citizens Utility Board (CUB) filed testimony in the proceeding recommending rate reductions in the range of $100.0 to $200.0. The Company disagreed with the Staff's and CUB's recommendations and filed its response in September 1993. Additional rebuttal testimony was filed in October 1993. The record was closed at the end of November 1993. On May 3, 1994, the ICC hearing examiner issued a proposed order which approved price regulation and grants the Company flexibility to adjust depreciation rates as it deems necessary without prior ICC approval. The proposed order sets initial depreciation rates going into the alternative regulation plan that will increase the Company's annual intrastate depreciation expense by about $80.0. Most of this increase will be in the form of increased amortization over a five-year period. In addition, the proposed order would reduce the Company's annual revenue by $38.0 through the elimination of touch-tone charges, and recommends that basic residential rates be capped for a five-year period.
A final decision is not expected to be rendered by the ICC until the fourth quarter 1994.

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

Form 10-Q - Part I                         Illinois Bell Telephone Company

Regulatory Accounting
- - ---------------------

The Company presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Under SFAS No. 71, the Company records certain assets and liabilities because of actions of regulators. Further, amounts charged to operations for depreciation expense reflect estimated useful lives and methods prescribed by regulators rather than those that might otherwise apply to nonregulated enterprises. The Company cannot presently quantify, without a complete historical assessment of its competitive and regulatory environments, what the financial statement impact would have been had depreciation expense been determined absent regulation.

In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact to the Company would be an extraordinary noncash charge to operations of an amount which would likely be material. Criteria that give rise to the discontinuance of SFAS No. 71 include (1) increasing competition which restricts the Company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS No. 71 is still appropriate.

Ratio of Earnings to Fixed Charges of the Company
- - -------------------------------------------------

The Company's ratio of earnings to fixed charges for the six months ended June 30 was 5.23 in 1994 and 5.83 in 1993. The ratio in 1994 was adversely affected by a first quarter charge of $137.8 for work force restructuring (see prior discussion of this charge). This charge will be primarily funded from the Ameritech Pension Plan. The Company believes its ratio in 1994 is not indicative of a significant change in its ability to fund its debt.

Shelf Registration
- - ------------------

On August 17, 1993, the Company filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $550.0 in unsecured debt securities to be used to retire long-term indebtedness. As of August 12, 1994, $200.0 of debt securities had been issued under this shelf registration.

Form 10-Q - Part I                          Illinois Bell Telephone Company

                        PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.
           --------------------------------

    (a)    Exhibits
           --------

           12 Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 1994 and June 30, 1993.

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



Date:  August 12, 1994                   /s/ Richard A. Kuzmar
       -------------------------        --------------------------------
                                        Richard A. Kuzmar
                                        Vice President - Controller

                                        (Principal Accounting Officer)

                                                                Exhibit 12

                      ILLINOIS BELL TELEPHONE COMPANY
             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                           (Millions of Dollars)

                                                For the Six Months Ended
                                                        June 30,
                                                    1994           1993
                                                    ----           ----

1. EARNINGS

   a)  Income before interest
        expense and income taxes . . . . . .       $288.7         $377.7

   b)  Portion of rental expense
        representative of the
        interest factor (1). . . . . . . . .          3.7            4.9
                                                   ------         ------

               Total 1(a) through 1(b) . . .       $292.4         $382.6
                                                   ------         ------

2. FIXED CHARGES

   a)  Total interest expense
        including capital lease
        obligations. . . . . . . . . . . . .       $ 52.2          $60.7

   b)  Portion of rental expense
        representative of the
        interest factor (1). . . . . . . . .          3.7            4.9
                                                   ------         ------

               Total 2(a) through 2(b) . . .       $ 55.9         $ 65.6
                                                   ------         ------

3. RATIO OF EARNINGS TO FIXED CHARGES. . . .         5.23           5.83
                                                  =======         ======


- - ---------------------

(1) The Company considers one-third of rental expense to be the amount representing return on capital.