Form 10-Q
period 1994-09-30
ILLINOIS BELL TELEPHONE CO
filed 1994-11-10
CIK 49789

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549


                                Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarterly Period Ended September 30, 1994


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



At October 31, 1994, 81,938,121 common shares were outstanding.

Form 10-Q - Part I                          Illinois Bell Telephone Company

                      PART I - FINANCIAL INFORMATION

The following financial statements have been prepared by Illinois Bell Telephone Company (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K and the quarterly reports on Form 10-Q previously filed in the current year.

   CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND REINVESTED EARNINGS

                                          (Millions of Dollars)
                                               (Unaudited)
                                For the Three Months    For the Nine Months
                                 Ended September 30,    Ended September 30,

                                    1994       1993       1994       1993
                                    ----       ----       ----       ----

Revenues. . . . . . . . . . . .  $  828.3   $  768.2   $2,432.5   $2,261.7

Operating expenses
 Employee-related expenses. . .     215.0      225.5      642.0      662.3
 Depreciation and amortization.     132.8      128.3      398.1      383.4
 Other operating expenses . . .     239.3      199.5      689.1      582.9
 Restructuring charges. . . . .      75.9        -        213.7        -
 Taxes other than income taxes.      22.4       22.6       63.2       65.5
                                  -------    -------    -------   --------
                                    685.4      575.9    2,006.1    1,694.1

Operating income. . . . . . . .     142.9      192.3      426.4      567.6

Interest expense. . . . . . . .      28.5       31.1       80.7       91.7
Other (income) expense, net . .      (3.6)       8.6       (8.8)       6.3
                                  -------    -------    -------    -------
Income before income taxes. . .     118.0      152.6      354.5      469.6

Income taxes. . . . . . . . . .      40.6       50.5      122.9      162.5
                                  -------    -------    -------    -------
Net income. . . . . . . . . . .      77.4      102.1      231.6      307.1

Reinvested earnings,
 beginning of period. . . . . .      85.0      124.3      133.2      114.5
Less dividends. . . . . . . . .      25.1       97.0      227.5      292.2
                                  -------    -------   --------   --------
Reinvested earnings,
 end of period. . . . . . . . .   $ 137.3    $ 129.4   $  137.3   $  129.4
                                  =======    =======   ========    =======
See Notes to Condensed Consolidated Financial Statements.

Form 10-Q - Part I                            Illinois Bell Telephone Company

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                (Millions of Dollars)

                                      September 30, 1994    December 31, 1993
                                         (Unaudited)        (Derived from
                                                            audited financial
                                                            statements)

ASSETS
 Current assets
  Cash and temporary cash investments .     $   14.4        $    14.7
  Receivables, net
   Customers. . . . . . . . . . . . . .        652.2            591.6
   Ameritech and affiliates . . . . . .         29.8             40.9
   Other. . . . . . . . . . . . . . . .         25.4             30.8
  Material and supplies . . . . . . . .         18.5             15.6
  Prepaid and other . . . . . . . . . .         11.6             12.1
                                            --------         --------
                                               751.9            705.7
                                            --------         --------

Telecommunications plant. . . . . . . .      8,327.6          8,223.7
Less, accumulated depreciation. . . . .      3,330.2          3,185.2
                                            --------         --------
                                             4,997.4          5,038.5
                                            --------         --------

Investments, principally in affiliates.         85.4             86.8
Other assets and deferred charges . . .        260.0            345.2
                                            --------         --------

Total assets. . . . . . . . . . . . . .     $6,094.7         $6,176.2
                                            ========         ========

See Notes to Condensed Consolidated Financial Statements.

Form 10-Q - Part I                            Illinois Bell Telephone Company

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                (Millions of Dollars)
                                      September 30, 1994    December 31, 1993
                                         (Unaudited)        (Derived from
                                                            audited financial
                                                            statements)


LIABILITIES AND SHAREHOLDER'S EQUITY
 Current liabilities
  Debt maturing within one year
   Ameritech. . . . . . . . . . . . . .    $   636.1        $   494.2
   Other. . . . . . . . . . . . . . . .          1.2            100.3
  Accounts payable
   Ameritech and affiliates . . . . . .         89.0             79.3
   Other. . . . . . . . . . . . . . . .        301.9            321.5
  Other current liabilities . . . . . .        321.5            404.6
                                            --------         --------
                                             1,349.7          1,399.9
                                            --------         --------

Long-term debt. . . . . . . . . . . . .      1,072.9          1,077.0
                                            --------         --------

Deferred credits and other long-term liabilities
 Accumulated deferred income taxes. . .        575.2            587.1
 Unamortized investment tax credits . .         97.8            109.9
 Postretirement benefits other
  than pensions . . . . . . . . . . . .        899.0            815.7
 Long-term payable to affiliate (ASI)
  for SFAS 106 adoption . . . . . . . .         30.4             30.9
 Other. . . . . . . . . . . . . . . . .        227.6            317.7
                                            --------         --------
                                             1,830.0          1,861.3
                                            --------         --------

Shareholder's equity
 Common shares - ($20 par value; 100,000,000
  shares authorized; 81,938,121 issued and
  outstanding). . . . . . . . . . . . .      1,638.8          1,638.8
 Proceeds in excess of par value. . . .         66.0             66.0
 Reinvested earnings. . . . . . . . . .        137.3            133.2
                                            --------         --------
                                             1,842.1          1,838.0
                                            --------         --------
Total liabilities and shareholder's equity  $6,094.7         $6,176.2
                                            ========         ========

See Notes to Condensed Consolidated Financial Statements.


Form 10-Q - Part I                            Illinois Bell Telephone Company

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   (Millions of Dollars)
                                                        (Unaudited)
                                                  For the Nine Months Ended
                                                        September 30,
                                                      1994        1993
                                                      ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . .       $  231.6     $ 307.1
 Adjustments to net income:
  Restructuring charges, net of tax. . . . .          128.8        --
  Depreciation and amortization. . . . . . .          398.1       383.4
  Deferred income taxes, net . . . . . . . .            4.3         5.8
  Investment tax credits, net. . . . . . . .          (12.1)      (13.6)
  Interest during construction . . . . . . .           (2.6)       (1.5)
  Provision for uncollectibles . . . . . . .           35.1        24.7
  Increase in accounts receivable. . . . . .          (79.2)      (49.9)
  (Increase) decrease in material and
    supplies . . . . . . . . . . . . . . . .           (2.9)        5.1
  Increase in certain other current assets .           (0.3)       (3.5)
  Decrease in accounts payable . . . . . . .           (9.9)      (12.7)
 (Decrease) increase in accrued taxes. . . .          (13.9)       33.1
  Decrease in certain other current
    liabilities. . . . . . . . . . . . . . .          (33.3)      (23.3)
  Change in certain other noncurrent assets
    and liabilities. . . . . . . . . . . . .          (17.9)      (38.5)
  Other. . . . . . . . . . . . . . . . . . .            1.3         9.4
                                                   --------    --------
Net cash from operating activities . . . . .          627.1       625.6
                                                   --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures . . . . . . . . . . . .         (356.0)     (392.9)
Proceeds from (cost of) disposals of
  telecommunications plant . . . . . . . . .            0.3        (1.3)
Additional investments, principally in
  affiliates . . . . . . . . . . . . . . . .            -          (9.9)
                                                   --------    --------
Net cash from investing activities . . . . .         (355.7)     (404.1)
                                                   --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany financing, net. . . . . . . . .          141.9        53.1
Issuance of long-term debt . . . . . . . . .          196.1       295.9
Retirements of long-term debt. . . . . . . .         (300.9)     (275.9)
Costs of refinancing long-term debt. . . . .            -          (2.6)
Dividend payments. . . . . . . . . . . . . .         (308.8)     (287.9)
                                                   --------    --------
Net cash from financing activities . . . . .         (271.7)     (217.4)
                                                   --------    --------
Net (decrease) increase in cash and temporary
 cash investments. . . . . . . . . . . . . .           (0.3)        4.1
Cash and temporary cash investments at
 beginning of period . . . . . . . . . . . .           14.7        17.6
                                                   --------    --------
Cash and temporary cash investments at end
 of period . . . . . . . . . . . . . . . . .       $   14.4    $   21.7
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

At December 31, 1993, debt maturing within one year reflected the redemption of the $300.0, net of the $200.0 of debt issued by the Company.

(B)  WORK FORCE RESTRUCTURING

On March 25, 1994, the Company's parent, Ameritech, announced plans to reduce its existing nonmanagement work force by 6,000 employees by the end of 1995, including 1,560 at the Company. Under terms of agreements between Ameritech, the Communication Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW), Ameritech implemented an enhancement to the Ameritech Pension Plan by adding three years to both the age and the net credited service of eligible nonmanagement employees who leave the business during a designated period that ends in mid-1995. In addition, certain of the Company's business units are offering financial incentives under terms of the current contracts with the CWA and the IBEW to selected nonmanagement employees who leave the business before the end of 1995.

The Company recorded a first quarter 1994 charge of $137.8 or $83.0 after-tax to reflect the cost of restructuring. This charge reduced the Company's prepaid pension asset by $79.2 for pension enhancements and curtailment losses. The charge also included a curtailment loss of $34.2 related to the Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," and an additional severance accrual of $24.4.

Employee response to the pension enhancement program and other financial incentives being offered by the Company has exceeded the Company's initial expectations. As a result, the Company expects its existing nonmanagement work force to be reduced by 2,716 through next year instead of the 1,560 originally estimated in March.

The Company recorded an additional charge in the third quarter of 1994 of $75.9 or $45.8 after-tax for the additional program participants and for revised participant demographics. The third quarter charge included settlement gains of $33.1 associated with lump sum pension payments made by the pension trust through September 30, 1994. This $75.9 charge reduced the Company's prepaid pension asset by $14.6 for pension enhancements and curtailment losses, net of the settlement gains. The charge also included a curtailment loss of $47.0 related to SFAS No. 106 and an additional severance accrual of $14.3.

Form 10-Q - Part I                            Illinois Bell Telephone Company

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first nine months of 1994 as compared to the first nine months of 1993:

Results of Operations (Millions of Dollars)
- -------------------------------------------

Revenues
- --------
                                                      Increase
                                1994        1993     (Decrease)   % Change

Local service . . . . . . .  $1,441.0    $1,370.0     $   71.0       5.2%

Higher network usage increased local service revenues by $55.1. Increased volumes were primarily attributed to growth in the number of customer lines, which increased 3.5% to 5,914,536 from 5,713,959 the previous year, as well as greater sales of custom calling features (e.g., Call Forwarding, Caller ID, etc.). In addition, local message revenues increased by $15.6 due to a change in the method of recording transactions between the Company and independent telephone companies for jointly provided telecommunications services. These revenues, along with long distance service revenues, were previously offset by access charge payments to independent telephone companies.

                                                      Increase
                                1994        1993     (Decrease)   % Change

Network Access
 Interstate . . . . . . . .  $  553.7    $  513.3     $   40.4       7.9%
 Intrastate . . . . . . . .  $   69.4    $   59.6     $    9.8      16.4%

Interstate access revenues increased by $43.2 due to growth of customer lines, switched access minutes of use and special access circuits. Additionally, revenues increased by $19.0 due to lower National Exchange Carrier Association support payments and revenue sharing accruals. These increases were offset by lower revenues of $21.8 primarily due to rate reductions. Intrastate access revenues increased by $14.7 due primarily to growth of switched access minutes of use, offset by $4.9 due to rate reductions for switched access services.

Form 10-Q - Part I                            Illinois Bell Telephone Company

                                                      Increase
                                1994        1993     (Decrease)   % Change

Long distance service . . .  $  170.1    $  123.8     $   46.3      37.4%

Long distance service revenues were higher by $40.9 primarily due to the previously discussed change in the method of recording transactions between the Company and independent telephone companies, and by $5.4 primarily due to higher intrastate and intraLATA interstate network usage.

                                                      Increase
                                1994        1993     (Decrease)   % Change

Other . . . . . . . . . . .  $  198.3    $  195.0     $    3.3       1.7%

Other revenues include revenues derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. These revenues are net of the Company's provision for uncollectibles. The increase in other revenues is primarily due to growth of inside wire, voice messaging and other non-regulated services of $13.7, offset by a $10.4 increase in the provision for uncollectible accounts, due primarily to higher receivable account balances and higher realized uncollectibles.

Operating Expenses
- ------------------

                                                      Increase
                                1994        1993     (Decrease)   % Change

Employee-related expenses .  $  642.0    $  662.3      $ (20.3)     (3.1)%

Employee-related expenses include employee salaries, benefits and other employee-related expenses. Wage rate increases were completely offset by lower accruals for employee bonuses and salary savings created by a reduced work force as a result of voluntary and involuntary severance programs. The Company's work force decreased to 16,553 at September 30, 1994 from 18,052 at September 30, 1993.

                                                      Increase
                                1994        1993     (Decrease)   % Change

Depreciation
 and amortization . . . . .  $  398.1    $  383.4     $   14.7       3.8%

The increase in depreciation expense is primarily due to increased interstate rates effective January 1, 1994, resulting from the Company's 1994 Federal Communications Commission depreciation represcription.

Form 10-Q - Part I                            Illinois Bell Telephone Company

                                                      Increase
                                1994        1993     (Decrease)   % Change

Other operating expenses. .  $  689.2    $  582.9      $ 106.3      18.2%

The increase in other operating expenses is primarily due to a $45.9 increase in access charge expenses, resulting from a change in the method of recording transactions between the Company and independent telephone companies for jointly provided telecommunications. These charges previously offset local service and long distance service revenues. Also contributing to the increase were higher expenses of $45.4 for affiliated services and $25.3 for other miscellaneous expenses, offset by a decrease of $10.2 in expenses for material and supplies and contract services.

                                                      Increase
                                1994        1993     (Decrease)   % Change

Restructuring charge. . . .  $  213.7        --        $ 213.7     --%

As discussed more fully in Note (B), the Company's parent, Ameritech announced on March 25, 1994 that it would reduce its existing nonmanagement work force by 6,000 employees by the end of 1995, including 1,560 at the Company. Reduction of the work force results from technological improvements, consolidations, and initiatives identified by management to balance its cost structure with emerging competition. Originally the Company expected 1,560 employees to leave the payroll, but 2,716 are now expected to leave the business. A charge for 1,560 employees was recorded in the first quarter and an additional charge was recorded in the third quarter to reflect acceptance of the plan by a total of 2,716 employees.

This program resulted in a first quarter 1994 charge of $137.8 ($83.0 on an after-tax basis) and an additional charge of $75.9 ($45.8 on an after-tax basis) in the third quarter of 1994 for a total charge of $213.7 ($128.8 on an after-tax basis.) The additional charge of $75.9 includes the effect of $33.1 in settlement gains (discussed below) associated with lump-sum pension payments through September 30, 1994.

The Company originally estimated that 1,560 employees were expected to leave under the program. The Company currently estimates that, including the additional 1,156 employees, approximately 2,278 will leave under the program in 1994 and 438 in 1995. These employee reductions by quarter are as follows: 451 (actual) in the second quarter of 1994, 822 (actual) in the third quarter of 1994, 1,005 (estimated) in the fourth quarter of 1994, 73 (estimated) in the first quarter of 1995, 184 (estimated) in the second quarter of 1995, and 181 (estimated) in the third quarter of 1995. As previously discussed in Note (B), the program has generated more employee requests to accept the incentives offered than originally planned, requiring revision to the expected number and timing of employees terminating employment. The Company is managing the departure of all employees to minimize disruption within its business and to its customers, while still accommodating the individual employee's acceptance of the program. Cash requirements of the Company to fund the financial incentives (principally contractual termination payments totalling approximately $50.0) will be met as prescribed by applicable collective bargaining agreements. Certain of these collective bargaining agreements require contractual termination payments to be paid to employees in a manner other than lump-sum, thus requiring cash payments beyond an employee's termination date.

The Company believes this program will reduce its employee-related costs by approximately $50,000 per departing employee on an annual basis. The projected savings will be partially offset by the hiring of new employees to accommodate growth and ensure high quality customer service, and to meet staffing requirements for new business opportunities.

                                                      Increase
                                1994        1993     (Decrease)   % Change

Taxes other
 than income taxes. . . . . $    63.2    $   65.5      $  (2.3)     (3.5)%

Taxes other than income taxes decreased $7.2 due to lower capital stock and gross receipts taxes, offset by higher property and other taxes of $4.9.

Other Income and Expenses
- -------------------------

                                                      Increase
                                1994        1993     (Decrease)   % Change

Interest expense. . . . . .  $   80.7    $   91.7    $   (11.0)    (12.0)%

Interest expense on long-term debt decreased by $24.9 as a result of lower long-term debt outstanding. This decrease was offset by an increase in interest incurred on short-term debt of $14.1, resulting primarily from higher average notes payable.

                                                      Increase
                                1994        1993     (Decrease)   % Change

Other (income) expense, net  $   (8.8)   $    6.3     $   15.1     --%

The shift from other expense to other income is a result of higher expenses incurred in 1993 due to costs of $10.9 for the early extinguishment of the Company's long-term debt. Current year other income primarily reflects the Company's share of equity earnings in Ameritech Services, Inc. (ASI).

Form 10-Q - Part I                            Illinois Bell Telephone Company

                                                      Increase
                                1994        1993     (Decrease)   % Change

Income taxes. . . . . . . .  $  122.9    $  162.5     $  (39.6)    (24.4)%

Income taxes decreased primarily as a result of lower pre-tax income, due principally to the work force restructuring charge of $213.7 (or $128.8 after-tax). Excluding the effect of the restructuring charge, income taxes increased in line with increased earnings of the business.



Results for the nine months ended September 30, 1994 are not necessarily indicative of the results for the entire year.

Form 10-Q - Part I                            Illinois Bell Telephone Company

Other Matters
- -------------

Regulatory Proceedings
- ----------------------

  Advantage Illinois
  ------------------

On October 11, 1994, the Illinois Commerce Commission (ICC) approved an alternative regulation proposal -- Advantage Illinois -- that was initially filed by the Company in December 1992. The ICC order eliminates rate of return regulation and replaces it with price regulation.

The order includes initial rate reductions of $93.2. These reductions will include the elimination of monthly touch-tone charges for all customers and the lowering of monthly charges for business customers who have their own PBX call processing equipment. Other reductions include lower usage rates for all calls and lower charges for carrier access. The order also imposes a five-year cap on basic residential rates including all residential usage connecting in a Company central office. It also allows the Company to set its own depreciation rates. The Company expects to increase its depreciation rates, which will result in an increase in the Company's annual intrastate depreciation expense of approximately $75.0.

Subsequent rate changes related to noncompetitive services will be implemented July 1, 1995 and each July 1st thereafter based on changes in Gross Domestic Product Price Index (GDPPI) and other factors, for the previous calendar year.

The Company filed a rehearing with the ICC for reconsideration of portions of the order, including the implementation of $51.0 in rate reductions related to the revenues from DonTech, an affiliate company that publishes Ameritech PagesPlus directories in Illinois. The ICC denied the Company the rehearing. The Company has filed an appeal with the Illinois Appellate Court.

  Reconnaissance Management Audit
  -------------------------------

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

Effects of Regulatory Accounting
- --------------------------------

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

In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact to the Company would be an extraordinary noncash charge to operations of an amount which would be material. Criteria that give rise to the discontinuance of SFAS No. 71 include (1) increasing competition which restricts the Company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company is currently reviewing these criteria in light of the changes in its regulatory environment discussed above to ensure that the continuing application of SFAS No. 71 is still appropriate.

Ratio of Earnings to Fixed Charges of the Company
- -------------------------------------------------

The Company's ratio of earnings to fixed charges for the nine months ended September 30 was 5.11 in 1994 and 5.75 in 1993. The ratio in 1994 was adversely affected by charges of $213.7 for work force restructuring (see prior discussion of this charge). These charges will be primarily funded from the Ameritech Pension Plan. The Company believes its ratio in 1994 is not indicative of a significant change in its ability to fund its debt.

Shelf Registration
- ------------------

On August 17, 1993, the Company filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $550.0 in unsecured debt securities to be used to retire long-term indebtedness. As of November 10, 1994, $200.0 of debt securities had been issued under this shelf registration.

Form 10-Q - Part I                            Illinois Bell Telephone Company

                         PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.
           --------------------------------

    (a)    Exhibits
           --------

           12 Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 1994 and September 30, 1993.

           27 Financial data schedule for the nine months ended September 30, 1994.

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



Date:  November 10, 1994                /s/ Richard A. Kuzmar
       -------------------------        --------------------------------
                                        Richard A. Kuzmar
                                        Vice President - Controller

                                        (Principal Accounting Officer)

                                                                Exhibit 12

                       ILLINOIS BELL TELEPHONE COMPANY
              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                            (Millions of Dollars)

                                                For the Nine Months Ended
                                                       September 30,
                                                    1994           1993
                                                    ----           ----

1. EARNINGS

   a)  Income before interest
        expense and income taxes . . . . . .      $ 435.2        $ 561.3

   b)  Portion of rental expense
        representative of the
        interest factor (1). . . . . . . . .          5.5            7.2
                                                  -------        -------

               Total 1(a) through 1(b) . . .      $ 440.7        $ 568.5
                                                  -------        -------

2. FIXED CHARGES

   a)  Total interest expense
        including capital lease
        obligations. . . . . . . . . . . . .      $  80.7        $  91.7

   b)  Portion of rental expense
        representative of the
        interest factor (1). . . . . . . . .          5.5            7.2
                                                  -------        -------

               Total 2(a) through 2(b) . . .      $  86.2        $  98.9
                                                  -------        -------

3. RATIO OF EARNINGS TO FIXED CHARGES. . . .         5.11           5.75
                                                  =======        =======


- ---------------------

(1) The Company considers one-third of rental expense to be the amount representing return on capital.

(2) The results for the first nine months of 1994 reflect $213.7 in pre-tax charges for work force restructuring (see M,D&A discussion of this charge.) These charges will funded primarily from the Ameritech Pension Plan.