Form 10-Q
period 1995-06-30
ILLINOIS BELL TELEPHONE CO
filed 1995-08-07
CIK 49789

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1995

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


At July 31, 1995, 81,938,121 common shares were outstanding.

Form 10-Q Part I                           Illinois Bell Telephone Company


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

     CONDENSED STATEMENTS OF INCOME AND REINVESTED EARNINGS (DEFICIT)
                           (Millions of Dollars)

                                                (Unaudited)
                                 Three Months Ended     Six Months Ended
                                        June 30               June 30
                                     1995        1994       1995     1994

Revenues                           $  859.6   $  822.6   $1,668.9  $1,626.9
                                   --------   --------   --------  --------
Operating Expenses
  Employee-related expenses           199.9      218.3      399.6     427.0
  Depreciation and amortization       129.7      137.8      258.5     265.3
  Other operating expenses            250.5      239.7      494.3     472.5
  Restructuring (credit) charge        --         --        (76.9)    137.8
  Taxes other than income taxes        22.5       20.7       39.7      40.8
                                   --------   --------   --------  --------
                                      602.6      616.5    1,115.2   1,343.4
                                   --------   --------   --------  --------
Operating income                      257.0      206.1      553.7     283.5
Interest expense                       29.9       26.0       58.6      50.8
Other income, net                      (2.5)      (3.8)      (2.4)     (3.8)
                                   --------   --------   --------  --------

Income before income taxes            229.6      183.9      497.5     236.5

Income taxes                           83.6       64.4      184.4      82.3
                                   --------   --------   --------  --------

Net income                            146.0      119.5      313.1     154.2

Reinvested earnings (deficit),
  beginning of period                (575.9)      70.0     (608.5)    133.2
    Less, dividends                   141.9      104.5      276.4     202.4
                                   --------   --------   --------  --------
Reinvested earnings (deficit),
  end of period                    $ (571.8)  $   85.0   $ (571.8) $   85.0
                                   ========   ========   ========  ========

See Notes to Condensed Financial Statements.

Form 10-Q Part I                         Illinois Bell Telephone Company

                         CONDENSED BALANCE SHEETS
                           (Dollars in Millions)

                                           June 30, 1995     Dec. 31, 1994
                                             (Unaudited)     (Derived from
                                                               Audited
                                                              Financial
                                                             Statements)
ASSETS

Current assets
 Cash and temporary cash investments           $    0.1         $    7.1
 Receivables, net
  Customers                                       605.2            628.4
  Ameritech and affiliates                          6.9             28.0
  Other                                            26.3             39.8
 Material and supplies                             12.5             11.8
 Prepaid and other                                 72.4             23.7
                                               --------         --------
                                                  723.4            738.8
                                               --------         --------
Property, plant and equipment                   8,362.6          8,196.1
Less, accumulated depreciation                  4,594.6          4,386.6
                                               --------         --------
                                                3,768.0          3,809.5
                                               --------         --------

Investments, principally in affiliates             80.1             89.1
Other assets and deferred charges                 251.3            159.9
                                               --------         --------
Total assets                                   $4,822.8         $4,797.3
                                               ========         ========


See Notes to Condensed Financial Statements.

Form 10-Q Part I                        Illinois Bell Telephone Company

                           (Dollars in Millions)


                                           June 30, 1995     Dec. 31, 1994
                                             (Unaudited)     (Derived from
                                                               Audited
                                                              Financial
                                                             Statements)
LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
 Debt maturing within one year
  Ameritech                                    $  573.5         $  476.7
  Other                                            31.2             31.2
 Accounts payable
  Ameritech Services, Inc. (ASI)                   90.7            247.5
  Ameritech and affiliates                         19.3             24.3
  Other                                           124.4            235.5
 Other current liabilities                        502.4            398.9
                                               --------         --------
                                                1,341.5          1,414.1
                                               --------         --------
Long-term debt                                  1,061.7          1,062.2
                                               --------         --------

Deferred credits and other long-term liabilities
 Accumulated deferred income taxes                170.9            146.0
 Unamortized investment tax credits                67.8             75.2
 Postretirement benefits other than pensions      921.1            918.0
 Long-term payable to ASI                          27.3             29.1
 Other                                             99.5             56.4
                                               --------         --------
                                                1,286.6          1,224.7
                                               --------         --------
Shareowner's equity
 Common shares - ($20 per value;
  100,000,000 shares authorized;
  81,938,121 issued and outstanding)            1,638.8          1,638.8
 Proceeds in excess of par value                   66.0             66.0
 Reinvested deficit                              (571.8)          (608.5)
                                               --------         --------
                                                1,133.0          1,096.3
                                               --------         --------

Total liabilities and shareowner's equity      $4,822.8         $4,797.3
                                               ========         ========
See Notes to Condensed Financial Statements.

Form 10-Q Part I                         Illinois Bell Telephone Company


                     CONDENSED STATEMENTS OF CASH FLOWS
                           (Dollars in Millions)
                                (Unaudited)

                                                       Six Months Ended
                                                           June 30
                                                       1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  313.1   $  154.2
 Adjustments to net income
 Restructuring (credit) charge, net of tax              (46.4)      83.0
 Depreciation and amortization                          258.5      265.3
 Deferred income taxes, net                              (5.6)      (0.2)
 Investment tax credits, net                             (7.4)      (8.1)
 Interest during construction                            (1.3)      (1.4)
 Provision for uncollectibles                            20.2       22.7
 Change in accounts receivable                           37.4      (42.1)
 Change in material and supplies                         (1.7)       1.7
 Change in certain other current assets                 (37.9)       3.1
 Change in accounts payable                            (272.9)     (22.6)
 Change in certain other current liabilities             82.6       (9.8)
 Change in certain other noncurrent
  assets and liabilities                                 20.9      (12.8)
 Other                                                   (2.3)       4.7
                                                      -------     ------
Net cash from operating activities                      357.2      437.7
                                                      -------     ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                   (218.3)    (247.5)
Proceeds from disposals of
  property, plant and equipment                           3.9        0.5
Other investing activities, net                           0.4        --
                                                      -------     ------
Net cash from investing activities                     (214.0)    (247.0)
                                                      -------     ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany financing, net                              96.8      122.2
Issuance of long-term debt                                 --      196.1
Retirements of long-term debt                            (0.5)    (300.7)
Dividend payments                                      (246.5)    (204.2)
                                                      -------     ------
Net cash from financing activities                     (150.2)    (186.6)
                                                      -------     ------
Net (decrease) increase in cash and
  temporary cash investments                             (7.0)       4.1
Cash and temporary cash investments at
  beginning of period                                     7.1       14.7
                                                      -------     ------
Cash and temporary cash investments at
  end of period                                      $    0.1   $   18.8
                                                     ========   ========

See Notes to Condensed Financial Statements.

Form 10-Q Part I                           Illinois Bell Telephone Company


                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Dollars in Millions)

                               JUNE 30, 1995

NOTE 1:   Work Force Restructuring

During March 1994, the Company's parent, Ameritech Corporation, announced its plan to reduce its existing nonmanagement work force. Approximately 11,500 employees are expected to leave under this program, including 3,258 employees of the Company. Under terms of agreements between Ameritech, the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW), Ameritech implemented an enhancement to the Ameritech Pension Plan by adding three years to both the age and the net credited service of eligible nonmanagement employees who leave the business during a designated period that corresponds to contract expiration in 1995. In addition, certain business units are offering financial incentives under terms of the current contracts with the CWA and IBEW to selected nonmanagement employees who leave the business before the end of 1995. See additional discussion in Management's Discussion and Analysis below.

As a result of the restructuring, a pretax charge of $137.8, or $83.0 after-tax, was recorded in the first quarter 1994. In the first quarter 1995, a gain of $76.9 or $46.4 after-tax, was recorded resulting primarily from settlement gains from lump sum pension payments from the Ameritech pension plan to former employees. Settlement gains were not recorded in the second quarter of 1995 as they were not significant. The cumulative gross program costs through June 30, 1995 totaled $290.9, partially offset by settlement gains of $171.3 for an aggregate pretax net program cost of $119.6, or $72.0 after-tax. At June 30, 1995, the remaining severance accrual was $8.8.

As of June 30, 1995, 3,198 employees have left the Company as a result of the restructuring, with 60 expected to leave later in 1995.

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

Certain additional financial statement impacts occured as a result of the discontinuance of FAS 71, including the reclassification of the provision for uncollectibles, previously shown as a reduction in other revenues, to other operating expenses.

Form 10-Q Part I                         Illinos Bell Telephone Company

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                           (Dollars in Millions)


The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first six months of 1995 as compared with the first six months of 1994:

Results of Operations

Revenues

Total revenues in the first six months of 1995 were $1,668.9 and were $1,626.9 for the same period in 1994. The following paragraphs explain the components of that change.

Local service
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $963.8     $955.6        $8.2       0.9

The increase in local service revenues in the first six months of 1995 was primarily attributable to higher network volumes which increased local service revenues by $32.2. The increased network usage volumes resulted principally from growth in the number of access lines, which increased 4.2 percent to 6,106,908 as of June 30, 1995 as compared with June 30, 1994, as well as increased volumes and greater sales of special calling features, such as Call Forwarding and Caller ID. These revenue increases were partially offset by net rate reductions of $26.8, $42.6 of which resulted from regulatory proceedings which adopted price regulation in place of rate-of-return regulation and removed limits on intrastate earnings. See additional discussion below regarding future rate reductions.

Form 10-Q Part I                        Illinois Bell Telephone Company

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Network access
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Interstate
   Six Months Ended              $385.0     $365.9      $ 19.1       5.2

Intrastate
   Six Months Ended              $ 43.2     $ 46.4      $ (3.2)     (6.9)

The increase in interstate network access revenues for the six months ended June 30, 1995 was primarily due to higher network usage, which resulted in additional revenues of $31.2, and a reduction in NECA common line pool support payments of $9.0. Partially offsetting these revenue increases were net rate reductions of $19.0. Minutes of use related to interstate calls increased 5.9 percent in 1995. See additional discussion below regarding Ameritech's interstate access rate reductions.

The decrease in intrastate network access revenues for the six months ended June 30, 1995 was primarily due to rate reductions of $6.2 which resulted from regulatory proceedings which adopted certain regulatory freedoms as previously discussed. Higher network usage resulted in additional revenues of $3.3 which partially offset these decreases. Minutes of use related to intrastate calls increased 13.4 percent in 1995.
___________________________________________________________________________

Long distance service
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $117.3     $111.5      $  5.8       5.2

The increase in long distance service revenues for the six months ended June 30, 1995 was primarily attributable to net rate increases of $2.1 and by $3.6 due to higher intrastate network usage.
___________________________________________________________________________

Other
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $159.6     $147.5      $ 12.1       8.2

Other revenues include revenues derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. The increase in other revenues was primarily due to rate increases in inside wire of $12.2, as well as growth in voice messaging and wire maintenance services. Partially offsetting these increases was a decrease of $2.1 in intercompany rent revenues from a change in methodology in the way the Company accounts for these revenues. In 1995, these revenues were reflected as credits to expense, whereas in 1994, such amounts were included in other revenues.

Form 10-Q Part I                       Illinois Bell Telephone Company

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Operating expenses

Total operating expenses for the six months ended June 30, 1995 decreased by $228.2 or 17.0 percent. The decrease was almost entirely attributable to the 1994 work force restructuring, which resulted in a credit of $76.9 in the first quarter of 1995 related to the settlement gains previously discussed compared with a first quarter 1994 charge of $137.8.
___________________________________________________________________________

Employee-related expenses
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $399.6     $427.0      $(27.4)     (6.4)


The decrease in employee-related expenses for the six months ended
June 30, 1995 was attributable primarily to the effect of work force reductions over the past year of $36.6, as well as reduced bonus accruals and other benefits of $12.6. Partially offsetting these decreases were the effects of higher wage rates, increased overtime payments and other benefits of $21.8.

There were 14,965 employees at June 30, 1995, compared with 17,213 at
June 30, 1994.
___________________________________________________________________________

Depreciation and
  amortization
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $258.5     $265.3      $ (6.8)     (2.6)

The decrease in depreciation and amortization expense for the six months ended June 30, 1995 was primarily due to the cessation of depreciation of analog switches determined to be obsolete in connection with the discontinuance of Statement of Financial Accounting Standards No. 71 (FAS
71), "Accounting for the Effects of Certain Types of Regulation," in the fourth quarter of 1994. This decrease was partially offset by the increase in depreciation rates as a result of shortening telephone plant lives following the discontinuation of FAS 71.

Form 10-Q Part I                         Illinois Bell Telephone Company

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Other operating expenses
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $494.3     $472.5      $ 21.8       4.6

The increase in other operating expenses for the six months ended
June 30, 1995 was primarily attributable to higher affiliate services expenses of $38.1, resulting from increased billings from Ameritech Services, Inc. (ASI) as business unit expenses, primarily for contract and professional services, and advertising expenses of $8.1, resulting from increased marketing efforts. Contract and professional services also increased $10.7 at the Company. These increases were partially offset by a net decrease of $35.1 in expenses for material and supplies, switching system software and other expenses.
___________________________________________________________________________

Restructuring (credit) charge
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $(76.9)    $137.8     $(214.7)      n/a

As discussed in Note 1, Ameritech announced in March 1994 that it intended to reduce its nonmanagement work force by 6,000 employees (1,560 at the Company) by the end of 1995. Reduction of the work force results from the Company's implementation of technological improvements, consolidations and initiatives to balance the cost structure with emerging competition. Ameritech currently expects its nonmanagement work force to be reduced by about 11,500 employees through 1995 instead of the 6,000 originally estimated in March 1994, including 3,258 at the Company. A pretax charge of $137.8 related to the original estimated work force reduction was recorded in the first quarter of 1994, with additional charges later in 1994. A noncash settlement gain of $76.9 was recorded in the first quarter of 1995 associated with lump-sum pension payments to former employees. Future settlement gains (estimated at $14.0) are anticipated.

Actual employee reductions by quarter were: 451 in the second quarter of 1994, 822 in the third quarter of 1994, 1,427 in the fourth quarter of 1994, 99 in the first quarter of 1995 and 399 in the second quarter of 1995. Employee reductions of 60 are expected in the third quarter of 1995. Cash requirements to fund the financial incentives (principally contractual termination payments totaling approximately $54.7) are being met as prescribed by applicable collective bargaining agreements. Certain of these collective bargaining agreements require contractual termination payments to be paid in a manner other than lump-sum, thus requiring cash payments beyond an employee's termination date.

This program will reduce annual employee-related costs by approximately $50 thousand per departing employee. The projected savings are being partially offset by the hiring of new employees with better matched skills to accommodate growth, ensure high quality customer service and meet staffing requirements for new business opportunities.

Form 10-Q Part I                        Illinois Bell Telephone Company


                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Taxes other than income taxes
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $ 39.7     $ 40.8      $ (1.1)     (2.7)


The decrease in taxes other than income taxes for the six months ended June 30, 1995 is primarily attributable to lower capital stock taxes of $2.5. Partially offsetting this decrease is an increase in property taxes of $1.4.
___________________________________________________________________________

Other Income and Expenses

Interest expense
                                      June 30          (Increase)   Percent
                                  1995       1994       Decrease    Change

Six Months Ended                 $ 58.6     $ 50.8      $  7.8      15.4


The increase in interest expense for the six months ended June 30, 1995 was primarily due to the increase in short-term interest rates, partially offset by lower average debt balances.
___________________________________________________________________________

Other income, net
                                      June 30          Increase    Percent
                                  1995       1994     (Decrease)   Change

Six Months Ended                 $ (2.4)    $ (3.8)     $  1.4       n/a


Other income, net includes equity earnings in affiliates, interest income and other nonoperating items. The change in other income, net results primarily from decreased equity earnings from ASI.
___________________________________________________________________________

Income taxes
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $184.4     $ 82.3       $102.1     n/a

The increase in income taxes for the six months ended June 30, 1995 was due primarily to the change in pretax income as a result of the work force restructuring credit of $76.9 ($46.4 after-tax) in the first quarter of 1995 as compared to the work force restructuring charge of $137.8 ($83.0 after-tax) in the first quarter of 1994. Excluding these items, income taxes increased in line with the earnings in the business.

Form 10-Q Part I                    Illinois Bell Telephone Company

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)


Ratio of earnings to fixed charges

The ratio of earnings to fixed charges for the six months ended June 30 was
8.67 in 1995 and 5.23 in 1994. The ratio in 1995 was favorably affected by a credit of $76.9 for work force restructuring (see prior discussion of this item). The ratio in 1994 was adversely affected by a $137.8 charge for work force restructuring. The work force restructuring program has largely been funded by the Ameritech Pension Plan. After adjustment to remove the effects of the work force restructuring, the ratio is indicative of the Company's ability to meet its debt funding requirements.
___________________________________________________________________________

Illinois rate reductions

Effective July 13, 1995, the Company reduced rates by $39.8 annually under the adjustment process of a price regulation plan approved by the Illinois Commerce Commission in October 1994. These rate reductions will primarily impact local service revenues.
___________________________________________________________________________

Interstate access rate reduction

On July 18, 1995, the Federal Communications Commission (FCC) approved Ameritech's request for price regulation without sharing of earnings effective January 1, 1995. By receiving FCC approval of Ameritech's waiver request effective January 1, 1995, the total annual reduction in prices that the Company charges long distance companies for local connections increased to $34.5 effective August 1, 1995. The current year impact is expected to be a reduction in interstate access revenues of $14.7, which represents an increase of $5.2 over the 1995 reduction otherwise required under the FCC's interim price cap rules.
___________________________________________________________________________

Labor negotiations

The Company's nonmanagement workforce (about 85 percent of total employees) is represented principally by two labor unions with expiring labor contracts. The International Brotherhood of Electrical Workers contract originally expired in June 1995 but has been extended until August 9, 1995. The Communications Workers of America (CWA) contract was set to expire on August 5, 1995, but has been extended indefinitely. The extention may be canceled by either the Company or the CWA with 24 hour notice. Membership of both unions have authorized a work stoppage. Negotiations with both unions continue and management believes a satisfactory resolution will be achieved.

Form 10-Q Part II                    Illinois Bell Telephone Company

                        PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

 (a)      Exhibits

          12 Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 1995 and June 30, 1994.

          27   Financial Data Schedule.

 (b)      Reports on Form 8-K

          No Form 8-K was filed by the registrant during the quarter for which this report is filed.

Form 10-Q Part II                       Illinois Bell Telephone Company

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ILLINOIS BELL TELEPHONE COMPANY
                                                  (Registrant)


Date:  August 7, 1995                   /s/ Richard A. Kuzmar

                                        Richard A. Kuzmar
                                        Vice President and Comptroller

                                        (Principal Financial Officer)

                                                      EXHIBIT 12

                      ILLINOIS BELL TELEPHONE COMPANY
             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                           (Dollars in Millions)

                                                       Six Months Ended
                                                            June 30
                                                       1995         1994

1.   EARNINGS

     a) Income before interest cost
         and income taxes                               $557.4     $288.7

     b) Portion of rental expense
         representative of the
         interest factor (1)                               5.0        3.7
                                                        ------     ------
     Total 1(a) through 1(b)                            $562.4     $292.4
                                                        ------     ------

2.   FIXED CHARGES

     a) Total interest cost including
         capital lease obligations                      $ 59.9     $ 52.2

     b) Portion of rental expense
         representative of the
          interest factor (1)                              5.0        3.7
                                                        ------     ------
     Total 2(a) through 2(b)                            $ 64.9     $ 55.9
                                                        ------     ------

3.   RATIO OF EARNINGS TO FIXED CHARGES                  8.67        5.23
 _______________                                         ====        ====

(1) One-third of rental expense is considered to be the amount representing return on capital.

(2) The results for the first six months of 1995 reflect a first quarter 1995 $76.9 pretax credit primarily from settlement gains resulting from lump-sum pension payments from the pension plan to former employees associated with the nonmanagement work force restructuring. Results for the first six months of 1994 reflect a first quarter 1994 $137.8 pretax charge associated with the nonmanagement force restructuring. Costs of the work force restructuring program have largely been funded from the Ameritech Pension Plan.

(3) Interest cost includes capitalized interest expense.

(4) Earnings have not been adjusted to reflect the timing of dividends received and equity in earnings of unconsolidated affiliates as the effect on an annual basis has been insignificant.