Form 10-Q
period 1995-09-30
ILLINOIS BELL TELEPHONE CO
filed 1995-11-13
CIK 49789

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 Form 10-Q


           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarterly Period Ended September 30, 1995

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



At October 31, 1995, 81,938,121 common shares were outstanding.

Form 10-Q Part I                           Illinois Bell Telephone Company

                      Part I - Financial Information
                      ------------------------------

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

     CONDENSED STATEMENTS OF INCOME AND REINVESTED EARNINGS (DEFICIT)
                          (Millions of Dollars)
                               (Unaudited)

                                      Three Months Ended Nine Months Ended
                                        September 30       September 30
                                        ------------       ------------
                                       1995       1994    1995      1994
                                       ----       ----    ----      ----
Revenues............................ $  872.7  $  840.7 $2,541.6  $2,467.6
                                     --------  -------- --------  --------
Operating Expenses
  Employee-related expenses ........    204.2     215.0    603.8     642.0
  Depreciation and amortization ....    134.7     132.8    393.2     398.1
  Other operating expenses .........    258.5     251.7    752.8     724.2
  Restructuring (credit) charge ....      5.8      75.9    (71.1)    213.7
  Taxes other than income taxes ....     22.0      22.4     61.7      63.2
                                     --------  -------- --------  --------
                                        625.2     697.8  1,740.4   2,041.2
                                     --------  -------- --------  --------
Operating income....................    247.5     142.9    801.2     426.4
Interest expense....................     30.1      27.3     88.7      78.1
Other income, net...................     (1.6)     (2.4)    (4.0)     (6.2)
                                     --------  -------- --------  --------
Income before income taxes..........    219.0     118.0    716.5     354.5

Income taxes........................     78.8      40.6    263.2     122.9
                                     --------  -------- --------  --------
Net income..........................    140.2      77.4    453.3     231.6

Reinvested earnings (deficit)
  beginning of period ..............   (571.8)     85.0   (608.5)    133.2
    Less, dividends ................     --        25.1    276.4     227.5
                                     --------  -------- --------  --------
Reinvested earnings (deficit),
  end of period .................... $ (431.6) $  137.3 $ (431.6) $  137.3
                                     ========  ======== ========  ========

See Notes to Condensed Financial Statements.

Form 10-Q Part I                           Illinois Bell Telephone Company

                         CONDENSED BALANCE SHEETS
                           (Dollars in Millions)

                                             Sept. 30, 1995  Dec. 31, 1994
                                             --------------  -------------
                                               (Unaudited)   (Derived from
                                                               Audited
                                                              Financial
                                                             Statements)
ASSETS

Current assets
 Cash and temporary cash investments ........  $     0.1      $    0.1
 Investment in Ameritech funding pool .......       --             7.0
                                               ---------     ---------
                                                     0.1           7.1

 Receivables, net
   Customers ................................      656.2         628.4
   Ameritech and affiliates .................       51.9          28.0
   Other ....................................       23.7          39.8
 Material and supplies ......................       10.3          11.8
 Prepaid and other ..........................       79.0          23.7
                                               ---------     ---------
                                                   821.2         738.8
                                               ---------     ---------
Property, plant and equipment................    8,452.6       8,196.1
Less, accumulated depreciation...............    4,701.3       4,386.6
                                               ---------     ---------
                                                 3,751.3       3,809.5
                                               ---------     ---------
Investments, primarily in affiliates.........       82.9          89.1
Other assets and deferred charges............      266.6         159.9
                                               ---------     ---------
Total assets.................................  $ 4,922.0      $4,797.3
                                               =========     =========

See Notes to Condensed Financial Statements.

Form 10-Q Part I                           Illinois Bell Telephone Company

                          (Dollars in Millions)


                                           Sept. 30, 1995   Dec. 31, 1994
                                           --------------   -------------
                                             (Unaudited)    (Derived from
                                                               Audited
                                                              Financial
                                                             Statements)
LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
 Debt maturing within one year
  Ameritech ...............................   $   594.8        $   476.7
  Other ...................................         1.2             31.2
 Accounts payable
  Ameritech Services, Inc. (ASI) ..........       167.6            247.5
  Ameritech and affiliates ................        26.7             24.3
  Other ...................................       147.4            235.5
 Other current liabilities ................       347.4            398.9
                                              ---------        ---------
                                                1,285.1          1,414.1
                                              ---------        ---------
Long-term debt.............................     1,061.6          1,062.2
                                              ---------        ---------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes.........       171.8            146.0
 Unamortized investment tax credits........        64.2             75.2
 Postretirement benefits other than pensions      933.9            918.0
 Long-term payable to ASI..................        27.3             29.1
 Other.....................................       104.9             56.4
                                              ---------        ---------
                                                1,302.1          1,224.7
                                              ---------        ---------
Shareowner's equity
 Common shares - ($20 par value;
   100,000,000 shares authorized;
   81,938,121 issued and outstanding) .....     1,638.8          1,638.8
 Proceeds in excess of par value ..........        66.0             66.0
 Reinvested deficit........................      (431.6)          (608.5)
                                              ---------        ---------
                                                1,273.2          1,096.3
                                              ---------        ---------
Total liabilities and shareowner's equity..   $ 4,922.0        $ 4,797.3
                                              =========        =========

See Notes to Condensed Financial Statements.

Form 10-Q Part I                           Illinois Bell Telephone Company

                    CONDENSED STATEMENTS OF CASH FLOWS
                           (Dollars in Millions)
                               (Unaudited)

                                                       Nine Months Ended
                                                          September 30
                                                          ------------
                                                        1995       1994
                                                        ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.......................................    $  453.3    $  231.6
 Adjustments to net income
 Restructuring (credit) charge, net of tax ......       (42.8)      128.8
 Depreciation and amortization ..................       393.2       398.1
 Deferred income taxes, net .....................        (2.9)        4.3
 Investment tax credits, net ....................       (11.0)      (12.1)
 Interest during construction ...................        (1.8)       (2.6)
 Provision for uncollectibles ...................        31.4        35.1
 Change in accounts receivable ..................       (67.0)      (79.2)
 Change in material and supplies ................        (0.4)       (2.9)
 Change in certain other current assets .........         7.3        (0.3)
 Change in accounts payable .....................      (165.6)       (9.9)
 Change in certain other current liabilities ....         4.7       (47.2)
 Change in certain other noncurrent
   assets and liabilities........................        20.4       (17.9)
 Other ..........................................         5.7         1.3
                                                     --------    --------
Net cash from operating activities...............       624.5       627.1
                                                     --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.............................      (338.3)     (356.0)
Proceeds from disposals of
  property, plant and equipment .................         7.2         0.3
Other investing activities, net .................         0.8        --
                                                     --------    --------
Net cash from investing activities...............      (330.3)     (355.7)
                                                     --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany financing, net......................       118.1       141.9
Issuance of long-term debt.......................        --         196.1
Retirements of long-term debt....................       (30.9)     (300.9)
Dividend payments................................      (388.4)     (308.8)
                                                     --------    --------
Net cash from financing activities...............      (301.2)      271.7
                                                     --------    --------
Net decrease in cash and
  temporary cash investments ....................        (7.0)       (0.3)
Cash and temporary cash investments
  at beginning of period ........................         7.1        14.7
                                                     --------    --------
Cash and temporary cash investments
  at end of period ..............................    $    0.1    $   14.4
                                                     ========    ========


See Notes to Condensed Financial Statements.

Form 10-Q Part I                           Illinois Bell Telephone Company

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                          (Dollars in Millions)

                            SEPTEMBER 30, 1995

NOTE 1:   Work Force Restructuring

During March 1994, the Company's parent, Ameritech Corporation, announced its plan to reduce its existing nonmanagement work force. As of September 30, 1995, 3,503 employees have left the Company as a result of the restructuring. Under terms of agreements between Ameritech, the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW), Ameritech implemented an enhancement to the Ameritech Pension Plan by adding three years to both the age and the net credited service of eligible nonmanagement employees who left the business during a designated period, which expired in the third quarter of 1995. In addition, certain business units offered financial incentives to selected nonmanagement employees. See additional discussion in Management's Discussion and Analysis below.

As a result of the restructuring, a pretax charge of $213.7, or $128.8 after-tax, was recorded in the first nine months of 1994. In the first nine months of 1995, a gain of $71.1 or $42.8 after-tax, was recorded resulting primarily from settlement gains from lump sum pension payments from the Ameritech pension plan to former employees. The cumulative gross program cost through September 30, 1995 totaled $320.2, partially offset by settlement gains of $194.8 for an aggregate pretax net program cost of $125.4 or $75.6 after-tax. At September 30, 1995, the remaining severance accrual was $5.0.

NOTE 2:   Discontinuation of FAS 71 and Reclassifications

As discussed more fully in the 1994 Annual Report on Form 10-K, during the fourth quarter of 1994 the Company incurred an extraordinary noncash after-tax charge of $728.6 as a result of its decision to discontinue the application of Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation."

The principal component of the above charge related to a determination that telephone plant asset lives prescribed by regulators were too long and analog switches were obsolete. The net effect of this determination is causing 1995 depreciation expense to decrease. Long-term, depreciation expense will likely increase as the effects of shorter lives on plant assets and future plant additions offset the discontinuation of depreciation of analog switches.

Certain additional financial statement impacts occurred as a result of the discontinuance of FAS 71, including the reclassification of the provision for uncollectibles, previously shown as a reduction in other revenues, to other operating expenses.

Form 10-Q Part I                           Illinois Bell Telephone Company

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                           (Dollars in Millions)


The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first nine months of 1995 as compared with the first nine months of 1994:

Results of Operations
---------------------
Revenues
--------
Total revenues in the first nine months of 1995 were $2,541.6 and were $2,467.6 for the same period in 1994. The following paragraphs explain the components of that change.
---------------------------------------------------------------------------
Local Service
-------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $ 1,473.4 $ 1,441.0  $   32.4       2.2

The increase in local service revenues in the first nine months of 1995 was primarily attributable to higher network usage volumes which increased local service revenues by $64.4. The increased network usage volumes resulted principally from growth in the number of access lines, which increased 4.6 percent to 6,184,767 as of September 30, 1995 as compared with 5,914,536 at September 30, 1994, and greater sales of special calling features, such as Call Forwarding and Caller ID. These revenue increases were partially offset by net rate reductions of $34.8, primarily resulting from regulatory proceedings which adopted price regulation in place of rate-of-return regulation and removed limits on intrastate earnings. See additional discussion below regarding future rate reductions and a contingency that will negatively affect revenues recorded in the fourth quarter of 1995.
---------------------------------------------------------------------------
Network access
--------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Interstate
----------
   Nine Months Ended             $   571.2 $   553.7  $   17.5       3.2

Intrastate
----------
   Nine Months Ended             $    67.8 $    69.4  $   (1.6)     (2.3)

The increase in interstate network access revenues for the nine months ended September 30, 1995 was primarily due to higher network usage, which resulted in additional revenues of $42.3, and a reduction in National Exchange Carrier Association common line pool support payments of $8.4. Partially offsetting these revenue increases were net rate reductions of

Form 10-Q Part I                           Illinois Bell Telephone Company

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Network access (cont'd.)
------------------------
$26.6. Minutes of use related to interstate calls increased 6.5 percent in 1995. See additional discussion below regarding Ameritech's interstate access rate reductions.

The decrease in intrastate network access revenues for the nine months ended September 30, 1995 was primarily due to rate reductions of $10.4 which resulted from regulatory proceedings which adopted certain regulatory freedoms as previously discussed. Higher network usage resulted in additional revenues of $9.3 which partially offset these decreases.
Minutes of use related to intrastate calls increased 12.7 percent in 1995.
---------------------------------------------------------------------------
Long distance service
---------------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $   181.8 $   170.1  $   11.7       6.9

The increase in long distance service revenues for the nine months ended September 30, 1995 was attributable to net rate increases of $2.8 and higher network usage of $9.7.
---------------------------------------------------------------------------
Other
-----
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $   247.4 $   233.4  $   14.0       6.0

Other revenues include revenues derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. The increase in other revenues was primarily due to rate increases in inside wire installation and maintenance services of $19.5, as well as growth in voice messaging and other nonregulated services of $5.2. Partially offsetting these increases was a decrease of $6.5 in intercompany rent revenues from a change in methodology in the way the Company accounts for these revenues. In 1995, these revenues were reflected as credits to expense, whereas in 1994, such amounts were included in other revenues. Also contributing to the decrease was a decrease in billing and collection services revenues of $5.1.

Form 10-Q Part I                           Illinois Bell Telephone Company

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Operating expenses
-------------------
Total operating expenses for the nine months ended September 30, 1995 decreased by $300.8 or 14.7 percent to $1,740.4. The decrease was almost entirely attributable to the 1994 work force restructuring, which resulted in a credit of $71.1 in the first nine months of 1995 related primarily to the settlement gains previously discussed in Note 1, compared with a charge of $213.7 in the first nine months of 1994.
---------------------------------------------------------------------------
Employee-related expenses
-------------------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $   603.8 $   642.0  $  (38.2)     (6.0)

The decrease in employee-related expenses for the nine months ended September 30, 1995 was attributable primarily to the effect of work force reductions over the past year of $53.0, as well as reduced bonus accruals and other benefits of $2.9. Partially offsetting these decreases were the effects of higher wage rates and increased overtime payments of $17.7.

During September, 1995, union agreements were ratified by the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW). The new contracts and wage increases were retroactive to June 25, 1995 for the IBEW and August 6, 1995 for the CWA. The contracts include basic wage increases of 10.9 percent (compounded) over three years. In addition, the contracts provided for a signing bonus of $500 to each eligible employee upon ratification. Both contracts address wages, benefits, pensions, employment security, training and retraining and other conditions of employment. Most of the Company's nonmanagement work force (about 85 percent of total employees) is represented by the two unions.

There were 14,747 employees at September 30, 1995, compared with 16,553 at September 30, 1994.
---------------------------------------------------------------------------
Depreciation and
  amortization
----------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $   393.2 $   398.1  $   (4.9)     (1.2)

The decrease in depreciation and amortization expense for the nine months ended September 30, 1995 was primarily due to the cessation of depreciation of analog switches determined to be obsolete in connection with the discontinuance of Statement of Financial Accounting Standards No. 71 (FAS
71), "Accounting for the Effects of Certain Types of Regulation," in the fourth quarter of 1994. This decrease was partially offset by the increase in depreciation rates as a result of shortening telephone plant lives following the discontinuation of FAS 71. See Note 2 for further details.

Form 10-Q Part I                           Illinois Bell Telephone Company

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Other operating expenses
------------------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $   752.8 $   724.2  $   28.6       3.9

The increase in other operating expenses for the nine months ended September 30, 1995 was primarily attributable to higher affiliate services expenses of $32.6, resulting from increased project billings from Ameritech Services, Inc. (ASI). Advertising expenses increased $9.8 resulting from increased marketing and sales efforts. Contract and professional services also increased $19.9 at the Company. These increases were partially offset by a net decrease of $33.7 in expenses for material and supplies, switching system software and other expenses.
---------------------------------------------------------------------------
Restructuring (credit) charge
-----------------------------
                                     September 30
                                     ------------                  Percent
                                    1995      1994     Change       Change
                                    ----      ----     ------       ------

Nine Months Ended                $   (71.1)$   213.7  $ (284.8)      n/a

As discussed in Note 1, Ameritech announced in March 1994 that it intended to significantly reduce its nonmanagement work force by the end of 1995. Reduction of the work force results from the Company's implementation of technological improvements, consolidations and initiatives to balance the Company's cost structure with emerging competition. Pretax charges of $213.7 related to the then anticipated work force reduction were recorded in the first nine months of 1994. Noncash net settlement gains of $71.1 were recorded in the first nine months of 1995 primarily associated with lump-sum pension payments to former employees. Future settlement gains (estimated at $1.8) are anticipated.

Actual employee reductions by quarter were: 451 in the second quarter of 1994, 822 in the third quarter of 1994, 1,427 in the fourth quarter of 1994, 99 in the first quarter of 1995, 399 in the second quarter of 1995 and 305 in the third quarter of 1995, for a total of 3,503. Cash requirements to fund the financial incentives (principally contractual termination payments totaling approximately $57.2) are being met as prescribed by applicable collective bargaining agreements. Certain of these collective bargaining agreements required contractual termination payments to be paid in a manner other than lump-sum, thus requiring cash payments beyond an employee's termination date.

This program reduced annual employee-related costs by approximately $50 thousand per departing employee. The savings are being partially offset by the hiring of new employees with better matched skills to accommodate growth, ensure high quality customer service and meet staffing requirements for new business opportunities.

Form 10-Q Part I                           Illinois Bell Telephone Company

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Taxes other than income taxes
-----------------------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $    61.7 $    63.2  $   (1.5)     (2.4)

The decrease in taxes other than income taxes for the nine months ended September 30, 1995 is primarily attributable to lower capital stock taxes of $3.0. Partially offsetting this decrease is an increase in property taxes of $2.0.
---------------------------------------------------------------------------
Other Income and Expenses
-------------------------
Interest expense
----------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $    88.7 $    78.1  $   10.6      13.6

The increase in interest expense for the nine months ended September 30, 1995 was primarily due to the increase in short-term interest of $7.7 on borrowings from the Ameritech short-term pool, as well as increased miscellaneous interest expenses, such as that related to corporate-owned life insurance and other programs, and a reduction in capitalized interest during construction.
---------------------------------------------------------------------------
Other income, net
-----------------
                                     September 30      Change
                                     ------------      (Income)    Percent
                                    1995      1994     Expense      Change
                                    ----      ----     -------      ------

Nine Months Ended                $    (4.0)$    (6.2) $    2.2     (35.5)

Other income, net includes equity earnings in affiliates, interest income and other nonoperating items. The change in other income, net results primarily from decreased equity earnings from ASI.
---------------------------------------------------------------------------
Income taxes
------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $   263.2 $   122.9  $  140.3     114.2

The increase in income taxes for the nine months ended September 30, 1995 was due primarily to the change in pretax income as a result of the work force restructuring credit of $71.1 ($42.8 after-tax) in the first nine months of 1995 as compared to the work force restructuring charge of $213.7 ($128.8 after-tax) in the first nine months of 1994. Excluding these items, income taxes increased in line with the earnings of the business.

Form 10-Q Part I                           Illinois Bell Telephone Company

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Ratio of earnings to fixed charges
----------------------------------
The ratio of earnings to fixed charges for the nine months ended September 30 was 8.29 in 1995 and 5.11 in 1994. The ratio in 1995 was favorably affected by a credit of $71.1 for work force restructuring (see prior discussion of this item). The ratio in 1994 was adversely affected by a $213.7 charge for work force restructuring. The work force restructuring program has largely been funded by the Ameritech Pension Plan. After adjustment to remove the effects of the work force restructuring, the ratio is more indicative of the Company's ability to meet its debt funding requirements.
---------------------------------------------------------------------------
Illinois rate reductions
------------------------
Effective July 13, 1995, the Company reduced rates by $39.8 annually under the adjustment process of a price regulation plan approved by the Illinois Commerce Commission (Commission) in October 1994. These rate reductions primarily impact local service revenues.
---------------------------------------------------------------------------
Interstate access rate reduction
--------------------------------
On July 18, 1995, the Federal Communications Commission (FCC) approved Ameritech's request for price regulation without sharing of earnings effective January 1, 1995. As a result, the total annual reduction in prices that the Company charges long distance companies for local connections increased to $34.5 effective August 1, 1995. The current year impact is expected to be a reduction in interstate access revenues of $14.7, which represents an increase of $5.2 over the 1995 reduction otherwise required under the FCC's interim price cap rules.
---------------------------------------------------------------------------
Contingency
------------
During October 1995, the Illinois Commerce Commission denied earlier filings of the Company related to the "competitive" classification for business Band B and C usage and business operator assistance and credit card surcharges and ordered rates reduced to prior levels and refunds, as applicable. The estimated refund amount calculated through December 1, 1995 is estimated to be $46.5 pretax ($28.0 after-tax). On November 8, 1995, the Commission rejected the Company's petition for a rehearing of the order, but granted the Company's petition for stay regarding rate reductions and refunds for business customers with twelve or more lines. The Company will be required to refund $24.9 related to business customers with under twelve lines for these services whereas the remaining $21.6 may need to be refunded in the future. Revenues in the fourth quarter of 1995 will be adjusted to reflect the likely revenue reduction.

Form 10-Q Part II                          Illinois Bell Telephone Company

                       PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------
 (a)      Exhibits
          --------
          12   Computation of Ratio of Earnings to Fixed Charges for the
          Nine Months Ended September 30, 1995 and September 30, 1994.

          27   Financial Data Schedule.

 (b)      Reports on Form 8-K
          --------------------
          No Form 8-K was filed by the registrant during the quarter which this report is filed.

Form 10-Q Part II                          Illinois Bell Telephone Company

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ILLINOIS BELL TELEPHONE COMPANY
                                           -------------------------------
                                                     (Registrant)


Date:  November 13, 1995                    /s/ Cheryl K. Wooley
                                            --------------------

                                            Cheryl K. Wooley
                                            Vice President
                                            State Finance Organizations

                                            (Principal Financial Officer)

                                                               EXHIBIT 12

                     ILLINOIS BELL TELEPHONE COMPANY
             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                          (Dollars in Millions)

                                                       Nine Months Ended
                                                          September 30
                                                          ------------
                                                        1995       1994
                                                        ----       ----
1.   EARNINGS
     --------
     a) Income before interest cost
         and income taxes.......................      $  807.0   $  435.2

     b) Portion of rental expense
         representative of the
         interest factor (1)....................           7.8        5.5
                                                      --------   --------
     Total 1(a) through 1(b) ...................      $  814.8   $  440.7
                                                      --------   --------
2.   FIXED CHARGES

     a) Total interest cost including
         capital lease obligations..............      $   90.5   $   80.7

     b) Portion of rental expense
         representative of the
         interest factor (1)....................           7.8        5.5
                                                      --------   --------
     Total 2(a) through 2(b) ...................      $   98.3   $   86.2
                                                      --------   --------
3.   RATIO OF EARNINGS TO FIXED CHARGES ........         8.29        5.11
                                                         ====        ====
---------------

(1) One-third of rental expense is considered to be the amount representing return on capital.

(2) The results for the first nine months of 1995 reflect a $71.1 pretax credit primarily from settlement gains resulting from lump-sum pension payments from the pension plan to former employees who left the business in the nonmanagement work force restructuring. Results for the first nine months of 1994 reflect a $213.7 pretax charge associated with the nonmanagement force restructuring. Costs of the work force restructuring program have largely been funded from the Ameritech Pension Plan.

(3) Interest cost includes capitalized interest expense.

(4) Earnings have not been adjusted to reflect the timing of dividends received and equity in earnings of unconsolidated affiliates since the effect on an annual basis has been insignificant.