Form 10-Q
period 1996-03-31
ILLINOIS BELL TELEPHONE CO
filed 1996-05-13
CIK 49789

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             Form 10-Q


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarterly Period Ended March 31, 1996

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

                Telephone Number - (800) 257-0902


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
Yes   X    No
    ----      ----


At April 30, 1996, 81,938,121 common shares were outstanding.

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

            CONDENSED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                      (Dollars in Millions)
                             (Unaudited)

                                              Three Months Ended
                                                   March 31
                                                -------------
                                              1996         1995
                                              ----         ----

Revenues.................................   $   897.1    $   809.3
                                            ---------    ---------
Operating Expenses
  Employee-related expenses..............       203.8        199.7
  Depreciation and amortization..........       140.7        128.8
  Other operating expenses...............       292.8        243.8
  Restructuring credit...................        --          (76.9)
  Taxes other than income taxes..........        19.5         17.2
                                            ---------    ---------
                                                656.8        512.6
                                            ---------    ---------
Operating income.........................       240.3        296.7
Interest expense.........................        28.1         28.7
Other (income) expense, net..............        (3.5)         0.1
                                            ---------    ---------
Income before income taxes...............       215.7        267.9
Income taxes.............................        84.9        100.8
                                            ---------    ---------
Net income...............................       130.8        167.1

Accumulated deficit,
  beginning of period....................      (465.8)      (608.5)
    Less, dividends......................       130.3        134.5
                                            ---------    ---------
Accumulated deficit,
  end of period..........................   $  (465.3)   $  (575.9)
                                            =========    =========

See Notes to Condensed Financial Statements.

                     CONDENSED BALANCE SHEETS
                      (Dollars in Millions)

                                           Mar. 31, 1996  Dec. 31, 1995
                                           -------------  -------------
                                            (Unaudited)   (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
ASSETS
- ------
Current assets
 Cash and temporary cash investments.........  $     0.2     $     0.3
 Receivables, net
   Customers.................................      753.8         745.8
   Ameritech and affiliates..................       53.8          39.5
   Other.....................................       38.2          29.9
 Material and supplies.......................       13.3          17.8
 Prepaid and other...........................       20.3          26.4
                                               ---------     ---------
                                                   879.6         859.7
                                               ---------     ---------
Property, plant and equipment................    8,550.7       8,444.7
Less, accumulated depreciation...............    4,803.4       4,689.4
                                               ---------     ---------
                                                 3,747.3       3,755.3
                                               ---------     ---------
Investments, primarily in affiliates.........       77.4          85.5
Other assets and deferred charges............      280.6         279.8
                                               ---------     ---------
Total assets.................................  $ 4,984.9     $ 4,980.3
                                               =========     =========



See Notes to Condensed Financial Statements.

                      (Dollars in Millions)


                                           Mar. 31, 1996  Dec. 31, 1995
                                           -------------  -------------
                                            (Unaudited)   (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
 Debt maturing within one year
  Ameritech...............................     $   688.4     $   544.0
  Other...................................           1.6           1.3
 Accounts payable
  Ameritech Services, Inc. (ASI)..........         125.7         197.0
  Ameritech and affiliates................          31.3          11.9
  Other...................................         217.6         225.1
 Other current liabilities................         307.8         362.0
                                               ---------     ---------
                                                 1,372.4       1,341.3
                                               ---------     ---------
Long-term debt............................       1,063.3       1,061.2
                                               ---------     ---------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes........         210.5         220.8
 Unamortized investment tax credits.......          58.1          61.0
 Postretirement benefits
   other than pensions....................         921.4         932.5
 Long-term payable to ASI.................          25.5          27.3
 Other....................................          94.2          97.2
                                               ---------     ---------
                                                 1,309.7       1,338.8
                                               ---------     ---------
Shareowner's equity
 Common shares - ($20 par value;
   100,000,000 shares authorized;
   81,938,121 issued and outstanding).....       1,638.8       1,638.8
 Proceeds in excess of par value..........          66.0          66.0
 Accumulated deficit.......................       (465.3)       (465.8)
                                               ---------     ---------
                                                 1,239.5       1,239.0
                                               ---------     ---------
Total liabilities and shareowner's equity..    $ 4,984.9     $ 4,980.3
                                               =========     =========


See Notes to Condensed Financial Statements.

                    CONDENSED STATEMENTS OF CASH FLOWS
                           (Dollars in Millions)
                               (Unaudited)

                                                   Three Months Ended
                                                        March 31
                                                     -------------
                                                   1996         1995
                                                   ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.....................................  $  130.8     $  167.1
 Adjustments to net income
  Restructuring credit, net of tax............       --          (46.4)
  Depreciation and amortization...............      140.7        128.8
  Deferred income taxes, net..................      (13.3)         2.7
  Investment tax credits, net.................       (2.9)        (3.7)
  Capitalized interest........................       (0.9)        (0.6)
  Provision for uncollectibles................       17.2         11.6
  Change in accounts receivable...............      (47.8)        86.4
  Change in material and supplies.............        1.8          0.1
  Change in certain other current assets......        6.1         24.7
  Change in accounts payable..................      (59.4)      (204.0)
  Change in certain other current liabilities.      102.9         95.5
  Change in certain other noncurrent
    assets and liabilities....................      (20.1)       (25.1)
  Other.......................................        8.3         11.5
                                                 --------     --------
Net cash from operating activities............      263.4        248.6
                                                 --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures...........................    (126.7)      (103.4)
Proceeds from disposals of
 property, plant and equipment.................       1.1          3.2
Other investing activity.......................      (0.1)        --
                                                 --------     --------
Net cash from investing activities.............    (125.7)      (100.2)
                                                 --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany financing, net....................     144.4        (43.2)
Issuance of long-term debt.....................       3.0         --
Retirements of long-term debt..................      (0.7)        (0.2)
Dividend payments..............................    (284.5)      (112.0)
                                                 --------     --------
Net cash from financing activities.............    (137.8)      (155.4)
                                                 --------     --------
Net decrease in cash and
 temporary cash investments....................      (0.1)        (7.0)
Cash and temporary cash investments,
 beginning of period...........................       0.3          7.1
                                                 --------     --------
Cash and temporary cash investments,
 end of period.................................  $    0.2     $    0.1
                                                 ========     ========


See Notes to Condensed Financial Statements.

             NOTES TO CONDENSED FINANCIAL STATEMENTS
                      (Dollars in Millions)
                          MARCH 31, 1996

NOTE 1:   Work Force Restructuring

As announced in March 1994, the Company's parent, Ameritech Corporation, restructured its existing nonmanagement work force, reducing the work force by 11,500 employees during 1994 and 1995, including 3,503 at the Company. As a result of the restructuring, the Company recorded a gain of $76.9 million or $46.4 million after-tax in the first three months of 1995, resulting primarily from settlement gains from lump sum pension payments from the Ameritech Pension Plan to former employees. No restructuring charges or credits were recorded in the first three months of 1996.

The Company recorded additional restructuring charges in the fourth quarter of 1995, primarily for the consolidation of data centers and additional work force reductions.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                        (Dollars in Millions)


The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first three months of 1996 as compared with the first three months of 1995.

Results of Operations
- ---------------------
Revenues
- --------
Total revenues in the first three months of 1996 were $897.1 million and were $809.3 million for the same period in 1995. The following paragraphs explain the components of that change.

- ----------------------------------------------------------------------
Local service
- -------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $  510.5   $  464.0    $  46.5     10.0

The increase in local service revenues for the three months ended March 31, 1996 was due primarily to higher network usage volumes, which increased local service revenues by $40.8 million. The increased network usage volumes resulted primarily from growth in the number of access lines, which increased 4.9 percent to 6,335,000 as of March 31, 1996 as compared with 6,041,000 at March 31, 1995, and greater sales of call management services, such as Call Forwarding and Caller ID. Revenues also increased by $5.8 million in the first quarter of 1996 due to net rate increases.

- ----------------------------------------------------------------------
Network access
- --------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Interstate
- ----------
Three Months Ended           $  191.0   $  189.9    $   1.1      0.6

Intrastate
- ----------
Three Months Ended           $   24.5   $   21.9    $   2.6     11.9

The increase in interstate network access revenues for the three months ended March 31, 1996 was primarily attributable to volume increases, resulting in a revenue increase of $14.6 million, partially offset by net rate reductions of $11.3 million, as well an increase in National Exchange Carrier Association common line support payments and the results of prior year one-time billing adjustments. Minutes of use related to interstate calls increased 10.1 percent in the first quarter of 1996 compared with the prior year period.

              Management's Discussion and Analysis
               of Results of Operations (cont'd.)

Network access (cont'd.)
- ------------------------

The increase in intrastate network access revenues for the three months ended March 31, 1996 was due to volume increases of $4.3 million, partially offset by rate reductions of $1.7 million. Minutes of use related to intrastate calls increased 13.5 percent in the three months ended March 31, 1996 compared with the prior year period.

- ----------------------------------------------------------------------
Long distance service
- ---------------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   64.1   $   56.8    $   7.3     12.9

The increase in long distance service revenues for the three months ended March 31, 1996 is due primarily to higher network usage of $6.2 million, as well as one-time adjustments of $1.1 million.

- ----------------------------------------------------------------------
Other
- -----
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $  107.0   $   76.7    $  30.3     39.5

Other revenues include revenues derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. The increase in other revenues for the three months ended March 31, 1996 was due to growth in voice messaging, equipment sales and other nonregulated services of $23.2 million, as well as rate increases in inside wire installation and maintenance services of $7.3 million. These increases were partially offset by a $1.6 million decrease in billing and collection services, as certain long distance carriers began billing their own customers in 1996, as well as a decrease in directory revenues.

- ----------------------------------------------------------------------
Operating expenses
- ------------------

Total operating expenses for the three months ended March 31, 1996 increased by $144.2 million or 28.1 percent to $656.8 million. The increase was primarily attributable to work force restructuring, which resulted in a credit of $76.9 million in the first quarter of 1995 related to settlement gains previously discussed. Total operating expenses also increased in the first quarter of 1996 due to increases in depreciation expense and other operating expenses, such as advertising and contract and professional services.

              Management's Discussion and Analysis
               of Results of Operations (cont'd.)

Employee-related expenses
- -------------------------

                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $  203.8   $  199.7    $   4.1      2.1

The increase in employee-related expenses for the three months ended March 31, 1996 was primarily due to increases in salary and wage rates of $3.9 million, as well as bonus increases of $2.4 million, and additional overtime of $1.0 million, partially offset by a decrease of $2.8 million due to work force reductions.

There were 14,885 employees at March 31, 1996, compared with 15,244 at March 31, 1995.

- ----------------------------------------------------------------------
Depreciation and
  amortization
- ------------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $  140.7   $  128.8    $  11.9      9.2

The increase in depreciation and amortization expense for the three months ended March 31, 1996 was due primarily to an adjustment to the intrabuilding cable asset category, as well as higher plant balances, which resulted in higher depreciation expense.

- ----------------------------------------------------------------------
Other operating expenses
- ------------------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $  292.8   $  243.8    $  49.0     20.1

The increase in other operating expenses for the three months ended March 31, 1996 was due to an increase of $18.2 million in contract and affiliated services related primarily to systems programming and reengineering, increases in advertising, uncollectible and other expenses of $17.9 million related to increased sales efforts for equipment and call management services such as voice messaging and other nonregulated services, and cost of sales increases of $14.4 million related to equipment sales. These increases were partially offset by a decrease in switching system software expenses of $1.6 million.

              Management's Discussion and Analysis
               of Results of Operations (cont'd.)

Restructuring credit
- --------------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   --     $  (76.9)   $  76.9    100.0

As discussed in Note 1, the Company significantly reduced its nonmanagement work force during 1994 and 1995 by 3,503 employees. New employees with different skills were added during this period to accommodate growth and meet staffing requirements for new business opportunities. As of March 31, 1995, 2,799 employees had left the Company, with 99 leaving in the first quarter of 1995. A pretax, noncash settlement gain of $76.9 million was recorded in the first quarter of 1995, associated with lump-sum pension payments to former employees. No restructuring charges or credits were recorded in the first quarter of 1996.

- ----------------------------------------------------------------------
Taxes other than income taxes
- -----------------------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   19.5   $   17.2    $   2.3     13.4

The increase in other taxes for the three months ended March 31, 1996 was primarily due to higher capital stock taxes of $3.6 million reflecting a higher tax base, partially offset by decreases in property taxes of $1.2 million, resulting from favorable legislation involving property tax reforms.

- ----------------------------------------------------------------------
Other Income and Expenses
- -------------------------
Interest expense
- -----------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   28.1   $   28.7    $  (0.6)    (2.1)

The decrease in interest expense for the three months ended March 31, 1996 was due to decreased miscellaneous interest expense as well as increased capitalized interest, partially offset by an increase in interest on borrowings from the Ameritech short-term funding pool.

              Management's Discussion and Analysis
               of Results of Operations (cont'd.)

Other income, net
- -----------------
                                                     Change
                                    March 31        (Income)  Percent
                                   ----------
(dollars in millions)            1996      1995      Expense   Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   (3.5)  $    0.1    $  (3.6)   n/a

Other income, net includes equity earnings in affiliates, interest income and other nonoperating items. The increase in other income, net for the three months ended March 31, 1996 was due to increased equity earnings from ASI, as well as a decrease in miscellaneous nonoperating expenses.

- ----------------------------------------------------------------------
Income taxes
- ------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   84.9   $  100.8    $ (15.9)   (15.8)

The decrease in income taxes in the three months ended March 31, 1996 as compared with the prior year period was primarily attributable to the decrease in pretax earnings, related to the revenue and expense items previously discussed.

- ----------------------------------------------------------------------
Ratio of earnings to fixed charges
- ----------------------------------

The ratio of earnings to fixed charges for the three months ended March 31 was 7.56 in 1996 and 9.45 in 1995. The ratio in 1995 was favorably affected by a credit of $76.9 million for work force restructuring (see prior discussion of this item). The work force restructuring program was largely funded by the Ameritech Pension Plan.

The computations of the ratio of earnings to fixed charges for the five years ended December 31, 1995 have been restated. The ratio, as adjusted, for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 was 7.87,
5.34, 5.77, 5.63 and 4.57, respectively. The impact of the restatement was not significant and was made to be consistent with unregulated enterprises.

              Management's Discussion and Analysis
               of Results of Operations (cont'd.)

Other Matters
- --------------

Telecommunications Act of 1996
- ------------------------------
The Telecommunications Act of 1996 was signed into law by the President on February 8, 1996. This legislation defines the conditions under which Ameritech will be permitted to offer interLATA long distance service and provides certain mechanisms intended to facilitate local exchange competition. This legislation, in addition to allowing Ameritech to offer interLATA long distance services, will allow competitors into the Company's traditional local exchange markets. Management believes the legislation gives the Company an opportunity to expand its revenue base by providing long distance services, while retaining lower-margin access revenues as other local service providers, acting as resellers, continue to use Ameritech's network facilities.

On April 19, 1996 the Federal Communications Commission (FCC) issued a notice of proposed rulemaking seeking comment on proposed rules opening local telephone markets to competition. The FCC has until August 8, 1996 to issue the new rules.

- ----------------------------------------------------------------------
Dial 1+
- -------

The Company implemented intraMSA presubscription on April 7, 1996 pursuant to the Customers First Order issued by the Illinois Commerce Commission (the Commission) on April 7, 1995. Presubscription allows customers to select one carrier for interMSA interstate calling and a second carrier for non-local intraMSA calls. Non-local intraMSA calls include all Band C calls (more than 15 miles) plus intraMSA toll calls between Ameritech's territory and that of an independent company. As a result, the Company's customers may now select an alternate long distance carrier for Band C calls by dialing 1 before the regular phone number.

- ----------------------------------------------------------------------
Illinois rate reductions
- ------------------------

On April 1, 1996 the Company filed its proposal for the annual rate changes required by the alternative regulation order approved by the Commission in October 1994. The Company is proposing a $29.0 million annual reduction based on criteria set forth in the order. The change will be implemented in July 1996 after the Commission review process is complete.

Contingency
- ------------
During October 1995, the Commission denied earlier filings of the Company related to the "competitive" classification for business Band B and C usage and business operator assistance and credit card surcharges and ordered rates reduced to prior levels and refunds, as applicable. The estimated refund amount calculated through December 1, 1995 was estimated to be $46.5 million pretax ($28.0 million after-tax). On November 8, 1995, the Commission rejected the Company's petition for a rehearing of the order, but granted the Company's petition for stay regarding rate reductions and refunds for business customers with twelve or more lines. The Company refunded $24.9 million related to business customers with under twelve lines for these services in December 1995, whereas the remaining amount may need to be refunded in the future.

                   PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------
 (a)      Exhibits
          --------
          12 Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 1996 and March 31, 1995, and for the five years ended December 31, 1995.

          27   Financial Data Schedule.

 (b)      Reports on Form 8-K
          -------------------
          No Form 8-K was filed by the registrant during the quarter which this report is filed.

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



                                           ILLINOIS BELL TELEPHONE COMPANY
                                           -------------------------------
                                                    (Registrant)


Date:  May 10, 1996                         /s/ Laurie L. Streling
                                            ----------------------
                                            Laurie L. Streling
                                            Comptroller
                                            State Finance Organization

                                            (Principal Accounting Officer)