Form 10-Q
period 1996-06-30
ILLINOIS BELL TELEPHONE CO
filed 1996-08-07
CIK 49789

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  Form 10-Q


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended June 30, 1996

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


  At July 31, 1996, 81,938,121 common shares were outstanding.

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

           CONDENSED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                            (Dollars in Millions)
                                 (Unaudited)

                                   Three Months Ended     Six Months Ended
                                         June 30               June 30
                                    ---------------       ---------------
                                    1996       1995       1996       1995
                                    ----       ----       ----       ----

Revenues........................ $   918.8  $   859.6  $ 1,815.9  $ 1,668.9
                                 ---------  ---------  ---------  ---------
Operating expenses
  Employee-related expenses.....     198.5      199.9      402.3      399.6
  Depreciation and amortization.     141.2      129.7      281.9      258.5
  Other operating expenses......     310.0      250.5      602.8      494.3
  Restructuring credit..........      --         --         --        (76.9)
  Taxes other than income taxes.      19.6       22.5       39.1       39.7
                                 ---------  ---------  ---------  ---------
                                     669.3      602.6    1,326.1    1,115.2
                                 ---------  ---------  ---------  ---------
Operating income................     249.5      257.0      489.8      553.7
Interest expense................      28.5       29.9       56.6       58.6
Other income, net ..............       2.4        2.5        5.9        2.4
                                 ---------  ---------  ---------  ---------
Income before income taxes......     223.4      229.6      439.1      497.5
Income taxes....................      91.8       83.6      176.7      184.4
                                 ---------  ---------  ---------  ---------
Net income......................     131.6      146.0      262.4      313.1

Accumulated deficit,
  beginning of period...........    (465.3)    (575.9)    (465.8)    (608.5)
    Less, dividends.............     145.1      141.9      275.4      276.4
                                 ---------  ---------  ---------  ---------
Accumulated deficit,
  end of period................. $  (478.8) $  (571.8) $  (478.8) $  (571.8)
                                 =========  =========  =========  =========

See Notes to Condensed Financial Statements.

                          CONDENSED BALANCE SHEETS
                            (Dollars in Millions)

                                           June 30, 1996  Dec. 31, 1995
                                           -------------  -------------
                                            (Unaudited)   (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
ASSETS
- ------
Current assets
 Cash and temporary cash investments.........  $     0.2     $     0.3
 Receivables, net
   Customers.................................      807.3         745.8
   Ameritech and affiliates..................       43.8          39.5
   Other.....................................       35.0          29.9
 Material and supplies.......................       13.4          17.8
 Prepaid and other...........................       15.1          26.4
                                               ---------     ---------
                                                   914.8         859.7
                                               ---------     ---------
Property, plant and equipment................    8,632.6       8,444.7
Less, accumulated depreciation...............    4,864.6       4,689.4
                                               ---------     ---------
                                                 3,768.0       3,755.3
                                               ---------     ---------
Investments, primarily in affiliates.........       81.0          85.5
Other assets and deferred charges............      286.2         279.8
                                               ---------     ---------
Total assets.................................  $ 5,050.0     $ 4,980.3
                                               =========     =========



See Notes to Condensed Financial Statements.

                            (Dollars in Millions)

                                           June 30, 1996  Dec. 31, 1995
                                           -------------  -------------
                                            (Unaudited)   (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
 Debt maturing within one year
  Ameritech.................................   $   823.2     $   544.0
  Other.....................................         1.6           1.3
 Accounts payable
  Ameritech Services, Inc. (ASI)............       149.2         197.0
  Ameritech and affiliates..................        25.5          11.9
  Other.....................................       214.4         225.1
 Other current liabilities..................       237.3         362.0
                                               ---------     ---------
                                                 1,451.2       1,341.3
                                               ---------     ---------
Long-term debt..............................     1,063.0       1,061.2
                                               ---------     ---------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes..........       217.6         220.8
 Unamortized investment tax credits.........        55.2          61.0
 Postretirement benefits
   other than pensions......................       917.4         932.5
 Long-term payable to ASI...................        25.5          27.3
 Other .....................................        94.1          97.2
                                               ---------     ---------
                                                 1,309.8       1,338.8
                                               ---------     ---------
Shareowner's equity
 Common shares - ($20 par value;
   100,000,000 shares authorized;
   81,938,121 issued and outstanding).......     1,638.8       1,638.8
 Proceeds in excess of par value............        66.0          66.0
 Accumulated deficit........................      (478.8)       (465.8)
                                               ---------     ---------
                                                 1,226.0       1,239.0
                                               ---------     ---------
Total liabilities and shareowner's equity...   $ 5,050.0     $ 4,980.3
                                               =========     =========


See Notes to Condensed Financial Statements.

                     CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Millions)
                                 (Unaudited)

                                                    Six Months Ended
                                                         June 30
                                                     -------------
                                                   1996         1995
                                                   ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................   $  262.4     $  313.1
 Adjustments to net income
  Restructuring credit, net of tax............       --          (46.4)
  Depreciation and amortization...............      281.9        258.5
  Deferred income taxes, net..................       (7.4)        (5.6)
  Investment tax credits, net.................       (5.8)        (7.4)
  Capitalized interest........................       (1.8)        (1.3)
  Provision for uncollectibles................       41.1         20.2
  Change in accounts receivable...............     (112.0)        37.4
  Change in material and supplies.............       (0.2)        (1.7)
  Change in certain other current assets......       11.3        (37.9)
  Change in accounts payable..................      (44.9)      (272.9)
  Change in certain other current
   liabilities   .............................       33.5         82.6
  Change in certain other noncurrent
   assets and liabilities.....................      (29.9)        20.9
  Other.......................................        4.6         (2.3)
                                                 --------     --------
Net cash from operating activities............      432.8        357.2
                                                 --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..........................     (285.9)      (218.3)
Proceeds from disposals of
 property, plant and equipment................        1.5          3.9
Other investing activity......................        0.1          0.4
                                                 --------     --------
Net cash from investing activities............     (284.3)      (214.0)
                                                 --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany financing, net...................      279.2         96.8
Issuance of long-term debt....................        3.0         --
Retirements of long-term debt.................       (1.1)        (0.5)
Dividend payments.............................     (429.7)      (246.5)
                                                 --------     --------
Net cash from financing activities............     (148.6)      (150.2)
                                                 --------     --------
Net decrease in cash and
 temporary cash investments...................       (0.1)        (7.0)
Cash and temporary cash investments,
 beginning of period..........................        0.3          7.1
                                                 --------     --------
Cash and temporary cash investments,
 end of period................................   $    0.2     $    0.1
                                                 ========     ========


See Notes to Condensed Financial Statements.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (Dollars in Millions)

                                JUNE 30, 1996

  NOTE 1:   Work Force Restructuring

  As announced in March 1994, the Company's parent, Ameritech Corporation, restructured its existing nonmanagement work force, reducing the work force by 11,500 employees during 1994 and 1995, including 3,503 at the Company. As a result of the restructuring, the Company recorded a gain of $76.9 million or $46.4 million after-tax in the first six months of 1995, resulting primarily from settlement gains from lump sum pension payments from the Ameritech Pension Plan to former employees. No restructuring charges or credits were recorded in the first six months of 1996.

  The Company recorded additional restructuring charges in the fourth quarter of 1995, primarily for the consolidation of data centers and additional work force reductions. The total accrual amount remaining related to work force restructuring charges was not significant as of June 30, 1996. See further discussion in Management's Discussion and Analysis below.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS




  The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first six months of 1996 as compared with the first six months of 1995.

  Results of Operations
  ---------------------
  Revenues
  --------
  Total revenues in the first six months of 1996 were $1,815.9 million and were $1,668.9 million for the same period in 1995, an increase of $147.0 million. The following paragraphs explain the components of this increase.

  ----------------------------------------------------------------------
  Local service
  -------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Six Months Ended          $1,049.8   $  963.8    $  86.0      8.9

  The increase in local service revenues for the six months ended June 30, 1996 was due primarily to higher network usage volumes, which increased local service revenues by $91.5 million. The increased network usage volumes resulted primarily from growth in the number of access lines, which increased 4.4 percent to 6,373,000 as of June 30, 1996 as compared with 6,107,000 at June 30, 1995, and greater sales of call management services, such as Call Forwarding and Caller ID. This increase was partially offset by a decrease of $7.4 million due to net rate decreases.

  ----------------------------------------------------------------------
  Network access
  --------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Interstate
  ----------
  Six Months Ended          $  385.4   $  385.0    $   0.4      0.1

  Intrastate
  ----------
  Six Months Ended          $   41.5   $   43.2    $  (1.7)    (3.9)

  The increase in interstate network access revenues for the six months ended June 30, 1996 was primarily attributable to volume increases, resulting in a revenue increase of $29.4 million, partially offset by net rate reductions of $26.6 million, as well an increase in National Exchange Carrier Association common line support payments. Minutes of use related to interstate calls increased 9.4 percent in the first six months of 1996 compared with the prior year period.

                  Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Network access (cont'd.)
  ------------------------

  The decrease in intrastate network access revenues for the six months ended June 30, 1996 was due primarily to a refund of $8.0 million to interexchange carriers related to payphone use fees, as well as rate decreases of $3.3 million. These decreases were partially offset by volume increases of $9.6 million. Minutes of use related to intrastate calls increased 16.8 percent in the six months ended June 30, 1996 compared with the prior year period.

  ----------------------------------------------------------------------
  Long distance service
  ---------------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Six Months Ended          $  135.0   $  117.3    $  17.7     15.1

  The increase in long distance service revenues for the six months ended June 30, 1996 is due primarily to higher network usage.

  ----------------------------------------------------------------------
  Other
  -----
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Six Months Ended          $  204.2   $  159.6    $  44.6     27.9

  Other revenues include revenues derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. The increase in other revenues for the six months ended June 30, 1996 was due to growth in voice messaging, equipment sales and other nonregulated services of $36.5 million, as well as rate increases in inside wire installation and maintenance services of $10.2 million. These increases were partially offset by a decrease in billing and collection services, as certain long distance carriers began billing their own customers in 1996.

  ----------------------------------------------------------------------
  Operating expenses
  ------------------

  Total operating expenses for the six months ended June 30, 1996 increased by $210.9 million or 18.9 percent to $1,326.1 million. The increase was partially attributable to work force restructuring, which resulted in a credit of $76.9 million in the first six months of 1995 related to noncash settlement gains for the pension plan. Total operating expenses also increased in the first quarter of 1996 due to increases in depreciation expense and other operating expenses, such as advertising and contract and professional services, as discussed below.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Employee-related expenses
  -------------------------

                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Six Months Ended          $  402.3   $  399.6    $   2.7      0.7

  The increase in employee-related expenses for the six months ended June 30, 1996 was primarily due to increases in wage rates, incentive bonuses and overtime expenses, and an increase in payroll taxes. These increases were partially offset by decreases in medical and postretirement benefit expenses, as well as a decrease resulting from work force reductions.

  There were 15,190 employees at June 30, 1996, compared with 14,965 at June 30, 1995.

  ----------------------------------------------------------------------
  Depreciation and
       amortization
  ------------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Six Months Ended          $  281.9   $  258.5    $  23.4      9.1

  The increase in depreciation and amortization expense for the six months ended June 30, 1996 was due to higher depreciation in the intrabuilding cable asset category, as well as higher average plant balances and the use of higher depreciation rates in certain plant categories related to new technologies.

  ----------------------------------------------------------------------
  Other operating expenses
  ------------------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Six Months Ended          $  602.8   $  494.3    $ 108.5     22.0

  The increase in other operating expenses for the six months ended June 30, 1996 was due to increases in advertising, uncollectible and other expenses of $47.9 million related to increased sales efforts for equipment and call management services such as voice messaging and other nonregulated services, an increase of $33.5 million in contract and affiliated services related primarily to systems programming and reengineering, and cost of sales increases.

                  Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Restructuring credit
  --------------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Six Months Ended          $   --     $  (76.9)   $  76.9    n/a

  As discussed in Note 1, the Company significantly reduced its nonmanagement work force during 1994 and 1995 by 3,503 employees. New employees with different skills were added during this period to accommodate growth and meet staffing requirements for new business opportunities. As of June 30, 1995, 3,198 employees had left the Company, with 498 leaving in the first six months of 1995. A pretax, noncash settlement gain of $76.9 million was recorded in the first six months of 1995, associated with lump-sum pension payments to former employees. No restructuring charges or credits were recorded in the first six months of 1996.

  ----------------------------------------------------------------------
  Taxes other than income taxes
  -----------------------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Six Months Ended          $   39.1   $   39.7    $  (0.6)    (1.5)

  The decrease in taxes other than income taxes for the six months ended June 30, 1996 was primarily due to a decrease in property taxes resulting from favorable legislation involving property tax reforms, partially offset by higher capital stock taxes due to the effects of a favorable true-up adjustment recorded in the first six months of 1995.

  ----------------------------------------------------------------------
  Other Income and Expenses
  -------------------------
  Interest expense
  -----------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Six Months Ended          $   56.6   $   58.6    $  (2.0)    (3.4)

  The decrease in interest expense for the six months ended June 30, 1996 was due to a decrease in interest on borrowings from the Ameritech short-term pool, as well as decreased miscellaneous interest expense and increased capitalized interest.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Other income, net
  -----------------
                                                    Change
                                   June 30          Income   Percent
                                  ----------
  (dollars in millions)         1996      1995     (Expense)  Change
   -------------------          ----      ----     --------   ------

  Six Months Ended          $    5.9   $    2.4    $   3.5    n/m

  Other income, net includes equity in earnings of affiliates, interest income and other nonoperating items. The increase in other income, net for the six months ended June 30, 1996 was due primarily to increased equity earnings from ASI and increased interest income.

  ----------------------------------------------------------------------
  Income taxes
  ------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Six Months Ended          $  176.7   $  184.4    $  (7.7)    (4.2)

  The decrease in income taxes for the six months ended June 30, 1996 was due primarily to the tax effect ($30.5 million) associated with the work force restructuring credit recorded in the first six months of 1995. Excluding the effects of this item, income taxes increased in line with earnings of the business.

  ----------------------------------------------------------------------
  Ratio of earnings to fixed charges
  ----------------------------------

  The ratio of earnings to fixed charges for the six months ended June 30 was 7.99 in 1996 and 8.78 in 1995. The ratio in 1995 was favorably affected by a credit of $76.9 million for work force restructuring (see prior discussion of this item). The work force restructuring program was largely funded by the Ameritech Pension Plan.

  Other Matters
  --------------

  Telecommunications Act of 1996
  ------------------------------
  The Telecommunications Act of 1996 was signed into law on February 8, 1996. This legislation defines the conditions under which Ameritech, including the Company, will be permitted to offer interLATA long distance service and provides certain mechanisms intended to facilitate local exchange competition. This legislation, in addition to allowing Ameritech to offer interLATA long distance services through an affiliate, will allow competitors into the Company's traditional local exchange markets. Management believes the legislation gives Ameritech an opportunity to expand its revenue base by providing long distance services, while retaining lower-margin access revenues as other local service providers, acting as resellers, continue to use the Company's network facilities.

  On August 1, 1996 the Federal Communications Commission adopted rules by which competitors will connect to local network facilities. The rules address, among other things, unbundling of network elements, pricing for interconnection and unbundled elements, and resale of network services. The Company has not yet determined the impact of the new rules.

                  Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Dial 1+
  -------

  The Company implemented intra-MSA presubscription on April 7, 1996 pursuant to the Customers First Order issued by the Illinois Commerce Commission (the Commission) on April 7, 1995. Presubscription allows customers to select one carrier for inter-MSA interstate calling and a second carrier for nonlocal intra-MSA calls. Nonlocal intra-MSA calls include all Band C calls (more than 15 miles) plus intra-MSA toll calls between the Company's territory and that of an independent company. As a result, the Company's customers may now select an alternate long distance carrier for Band C calls by dialing 1 before the regular phone number.

  ----------------------------------------------------------------------
  Illinois rate reductions
  ------------------------

  Effective July 11, 1996, the Company reduced rates by $31.0 million annually under the adjustment process of a price regulation plan approved by the Illinois Commerce Commission in October 1994. These rate reductions will primarily impact local service revenues.
  ----------------------------------------------------------------------

  Wholesale/Resale Order
  -----------------------
  On June 26, 1996, the Illinois Commerce Commission approved an Order establishing wholesale prices to be made available to resellers. Based on the discount from retail levels required, the Company may experience lower operating margins. The potential impact cannot be quantified because the demand shift to resellers is unknown.

                         PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------
 (a)      Exhibits
          --------
          12 Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 1996 and June 30, 1995.

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



                                          ILLINOIS BELL TELEPHONE COMPANY
                                          -------------------------------
                                                   (Registrant)


Date:  August 7, 1996                      /s/ Laurie L. Streling
                                           ----------------------
                                           Laurie L. Streling
                                           Comptroller
                                           State Finance Organization

                                           (Principal Accounting Officer)