Form 10-Q
period 1996-09-30
ILLINOIS BELL TELEPHONE CO
filed 1996-11-07
CIK 49789

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  Form 10-Q


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarterly Period Ended September 30, 1996

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


  At October 31, 1996, 81,938,121 common shares were outstanding.

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

           CONDENSED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                            (Dollars in Millions)
                                 (Unaudited)

                                   Three Months Ended    Nine Months Ended
                                     September 30          September 30
                                    ---------------       ---------------
                                    1996       1995       1996       1995
                                    ----       ----       ----       ----

Revenues........................ $   908.9  $   872.7  $ 2,724.8  $ 2,541.6
                                 ---------  ---------  ---------  ---------
Operating expenses
  Employee-related expenses.....     211.7      204.2      614.0      603.8
  Depreciation and amortization.     144.1      134.7      426.0      393.2
  Other operating expenses......     312.6      258.5      915.4      752.8
  Restructuring (credit) charge.      --          5.8       --        (71.1)
  Taxes other than income taxes.      20.9       22.0       60.0       61.7
                                 ---------  ---------  ---------  ---------
                                     689.3      625.2    2,015.4    1,740.4
                                 ---------  ---------  ---------  ---------
Operating income................     219.6      247.5      709.4      801.2
Interest expense................      28.7       30.1       85.3       88.7
Other income, net ..............       3.2        1.6        9.1        4.0
                                 ---------  ---------  ---------  ---------
Income before income taxes......     194.1      219.0      633.2      716.5
Income taxes....................      80.3       78.8      257.0      263.2
                                 ---------  ---------  ---------  ---------
Net income......................     113.8      140.2      376.2      453.3

Accumulated deficit,
  beginning of period...........    (478.8)    (571.8)    (465.8)    (608.5)
    Less, dividends declared....     147.2       --        422.6      276.4
                                 ---------  ---------  ---------  ---------
Accumulated deficit,
  end of period................. $  (512.2) $  (431.6) $  (512.2) $  (431.6)
                                 =========  =========  =========  =========





See Notes to Condensed Financial Statements.

                          CONDENSED BALANCE SHEETS
                            (Dollars in Millions)

                                          Sept. 30, 1996  Dec. 31, 1995
                                           -------------  -------------
                                            (Unaudited)   (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
ASSETS
------
Current assets
 Cash and temporary cash investments.........  $    --       $     0.3
 Receivables, net
   Customers.................................      812.6         745.8
   Ameritech and affiliates..................       48.4          39.5
   Other.....................................       37.5          29.9
 Material and supplies.......................       21.0          17.8
 Prepaid and other...........................       19.2          26.4
                                               ---------     ---------
                                                   938.7         859.7
                                               ---------     ---------
Property, plant and equipment................    8,752.0       8,444.7
Less, accumulated depreciation...............    4,966.1       4,689.4
                                               ---------     ---------
                                                 3,785.9       3,755.3
                                               ---------     ---------
Investments, primarily in affiliates.........       84.4          85.5
Other assets and deferred charges............      299.2         279.8
                                               ---------     ---------
Total assets.................................  $ 5,108.2     $ 4,980.3
                                               =========     =========


See Notes to Condensed Financial Statements.

                            (Dollars in Millions)

                                          Sept. 30, 1996  Dec. 31, 1995
                                           -------------  -------------
                                            (Unaudited)   (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
 Debt maturing within one year
  Ameritech.................................   $   878.5     $   544.0
  Other.....................................        51.5           1.3
 Accounts payable
  Ameritech Services, Inc. (ASI)............       151.1         197.0
  Ameritech and affiliates..................        49.7          11.9
  Other.....................................       229.3         225.1
 Other current liabilities..................       234.3         362.0
                                               ---------     ---------
                                                 1,594.4       1,341.3
                                               ---------     ---------
Long-term debt..............................     1,012.6       1,061.2
                                               ---------     ---------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes..........       225.8         220.8
 Unamortized investment tax credits.........        52.3          61.0
 Postretirement benefits
   other than pensions......................       914.8         932.5
 Long-term payable to ASI...................        25.5          27.3
 Other .....................................        90.2          97.2
                                               ---------     ---------
                                                 1,308.6       1,338.8
                                               ---------     ---------
Shareowner's equity
 Common shares - ($20 par value;
   100,000,000 shares authorized;
   81,938,121 issued and outstanding).......     1,638.8       1,638.8
 Proceeds in excess of par value............        66.0          66.0
 Accumulated deficit........................      (512.2)       (465.8)
                                               ---------     ---------
                                                 1,192.6       1,239.0
                                               ---------     ---------
Total liabilities and shareowner's equity...   $ 5,108.2     $ 4,980.3
                                               =========     =========

See Notes to Condensed Financial Statements.

                     CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Millions)
                                 (Unaudited)

                                                   Nine Months Ended
                                                     September 30
                                                     -------------
                                                   1996         1995
                                                   ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................   $  376.2     $  453.3
 Adjustments to net income
  Restructuring credit, net of tax............       --          (42.8)
  Depreciation and amortization...............      426.0        393.2
  Deferred income taxes, net..................       (3.0)        (2.9)
  Investment tax credits, net.................       (8.7)       (11.0)
  Capitalized interest........................       (2.8)        (1.8)
  Provision for uncollectibles................       70.3         31.4
  Change in accounts receivable...............     (153.6)       (67.0)
  Change in material and supplies.............       (9.3)        (0.4)
  Change in certain other current assets......        7.2          7.3
  Change in accounts payable..................       (3.9)      (165.6)
  Change in certain other current
   liabilities................................       34.4          4.7
  Change in certain other noncurrent
   assets and liabilities.....................      (49.4)        20.4
  Other.......................................        0.3          5.7
                                                 --------     --------
Net cash from operating activities............      683.7        624.5
                                                 --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..........................     (443.8)      (338.3)
Proceeds from disposals of
 property, plant and equipment................        0.6          7.2
Other investing activity......................        0.2          0.8
                                                 --------     --------
Net cash from investing activities............     (443.0)      (330.3)
                                                 --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany financing, net...................      334.4        118.1
Issuance of long-term debt....................        3.0         --
Retirements of long-term debt.................       (1.5)       (30.9)
Dividend payments.............................     (576.9)      (388.4)
                                                 --------     --------
Net cash from financing activities............     (241.0)      (301.2)
                                                 --------     --------
Net decrease in cash and
 temporary cash investments...................       (0.3)        (7.0)
Cash and temporary cash investments,
 beginning of period..........................        0.3          7.1
                                                 --------     --------
Cash and temporary cash investments,
 end of period................................   $   --       $    0.1
                                                 ========     ========


See Notes to Condensed Financial Statements.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (Dollars in Millions)

                             SEPTEMBER 30, 1996

  NOTE 1:   Work Force Restructuring

  As announced in March 1994, the Company's parent, Ameritech Corporation, restructured its existing nonmanagement work force, reducing the work force by 11,500 employees during 1994 and 1995, including 3,503 at the Company. As a result of the restructuring, the Company recorded a gain of $71.1 million or $42.8 million after-tax in the first nine months of 1995, resulting primarily from settlement gains from lump sum pension payments from the Ameritech Pension Plan to former employees. No restructuring charges or credits were recorded in the first nine months of 1996.

  The Company recorded additional restructuring charges in the fourth quarter of 1995, primarily for the consolidation of data centers and additional work force reductions. The remaining accrual related to work force restructuring charges was not significant as of September 30, 1996. See further discussion in Management's Discussion and Analysis below.

  NOTE 2:   Debt Maturing Within One Year

  Debt maturing within one year is included as debt in the computation of debt ratios and consists of amounts payable to Ameritech through Ameritech's short-term funding pool, as well as long-term debt maturing within one year. At September 30, 1996, $50.0 million of long-term debt was reclassified to debt maturing within one year to reflect First Mortgage bonds, Series G, 47/8%, due July 1, 1997.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

  The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first nine months of 1996 as compared with the first nine months of 1995.

  Results of Operations
  ---------------------
  Revenues
  --------
  Total revenues in the first nine months of 1996 were $2,724.8 million and were $2,541.6 million for the same period in 1995, an increase of $183.2 million. The increase was primarily attributable to growth in access lines and switched minutes of use resulting in higher network usage volumes, as well as increased sales of equipment and other nonregulated services. These increases were partially offset by net rate reductions.

  ----------------------------------------------------------------------
  Local service
  -------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $1,574.3   $1,473.4    $ 100.9      6.8

  Local service revenues include basic monthly service fees and usage charges, fees for call management services, installation and connection charges and public phone revenues. The increase in local service revenues for the nine months ended September 30, 1996 was due largely to higher network usage volumes, resulting primarily from growth in the number of access lines, which increased 3.6 percent to 6,405,000 as of September 30, 1996 as compared with 6,185,000 at September 30, 1995. Greater sales of call management services, such as Call Forwarding, Call Waiting and Caller ID also contributed to the increase. This increase was partially offset by net rate decreases.

  ----------------------------------------------------------------------
  Network access
  --------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Interstate
  ----------
  Nine Months Ended         $  574.0   $  571.2    $   2.8      0.5

  Intrastate
  ----------
  Nine Months Ended         $   70.9   $   67.8    $   3.1      4.6

  Network access revenues are fees charged to interexchange carriers that use the Company's local landline communications network to connect customers to their long distance network. In addition, end users pay flat rate access fees to connect to the long distance network. These revenues are generated from both interstate and intrastate services.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Network access (cont'd.)
  ------------------------
  The increase in network access revenues for the nine months ended September 30, 1996 was due primarily to an increase in network minutes of use, resulting from overall growth in the volume of calls handled for interexchange carriers. Interstate and intrastate minutes of use for the nine months ended September 30, 1996 increased by 8.6 percent and 22.8 percent, respectively, over the comparable prior year period.

  The increase in interstate network access revenues was largely offset by net rate reductions. The increase in intrastate network access revenues was offset primarily by a refund to interexchange carriers related to certain payphone use fees in the second quarter of 1996, as well as net rate reductions.

  ----------------------------------------------------------------------
  Long distance service
  ---------------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $  192.2   $  181.8    $  10.4      5.7

  Long distance service revenues are derived from customer calls to locations outside of their local calling areas, but within the same local access and transport area (LATA). The increase in long distance service revenues for the nine months ended September 30, 1996 was due primarily to higher network usage, as well as increased revenues related to surcharges collected for third-party credit card calls.

  ----------------------------------------------------------------------
  Other
  -----
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $  313.4   $  247.4    $  66.0     26.7

  Other revenues include revenues derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. The increase in other revenues for the nine months ended September 30, 1996 was due to growth in voice messaging, equipment sales and other nonregulated services, as well as rate increases in inside wire installation and maintenance services. These increases were partially offset by a decrease in billing and collection services, as certain long distance carriers began direct billing of their own customers in 1996.

  ----------------------------------------------------------------------
  Operating expenses
  ------------------

  Total operating expenses for the nine months ended September 30, 1996 increased by $275.0 million or 15.8 percent to $2,015.4 million. The increase was partially attributable to the work force restructuring, which resulted in a credit of $71.1 million in the first nine months of 1995 related to noncash settlement gains from the pension plan. Total operating expenses also increased in the first nine months of 1996 due to increases in depreciation expense and other operating expenses, such as cost of sales and affiliated services, as discussed below.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Employee-related expenses
  -------------------------

                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $  614.0   $  603.8    $  10.2      1.7

  The increase in employee-related expenses for the nine months ended September 30, 1996 was primarily due to increases in wage rates and overtime expenses, and an increase in payroll taxes. These increases were partially offset by a decrease in medical benefit expenses.

  There were 14,940 employees at September 30, 1996, compared with 14,747 at September 30, 1995.

  ----------------------------------------------------------------------
  Depreciation and
       amortization
  ------------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $  426.0   $  393.2    $  32.8      8.3

  The increase in depreciation and amortization expense for the nine months ended September 30, 1996 was due to higher depreciation in the intrabuilding cable asset category, as well as higher average plant balances and the use of higher depreciation rates in certain plant categories due to shorter depreciable lives established in 1994. The increase was partially offset by a decrease in computer equipment depreciation.

  ----------------------------------------------------------------------
  Other operating expenses
  ------------------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $  915.4   $  752.8    $ 162.6     21.6

  The increase in other operating expenses for the nine months ended September 30, 1996 was due to increases in advertising, uncollectible and other expenses related to increased sales efforts for equipment and call management services, such as voice messaging and other nonregulated services. Higher contract and affiliated services expenses related primarily to systems programming and reengineering also contributed to the increase, as did cost of sales increases.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Restructuring credit
  --------------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $   --     $  (71.1)   $  71.1    n/a

  As discussed in Note 1, the Company significantly reduced its nonmanagement work force during 1994 and 1995 by 3,503 employees. New employees with different skills were added during this period to accommodate growth and meet staffing requirements for new business opportunities. As of September 30, 1995, all 3,503 employees had left the Company, with 803 leaving in the first nine months of 1995. A pretax, noncash settlement gain of $71.1 million was recorded in the first nine months of 1995, associated with lump-sum pension payments to former employees. No restructuring credits were recorded in the first nine months of 1996.

  ----------------------------------------------------------------------
  Taxes other than income taxes
  -----------------------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $   60.0   $   61.7    $  (1.7)    (2.8)

  Taxes other than income taxes consist of property taxes, gross receipts taxes and other nonincome based taxes. The decrease in taxes other than income taxes for the nine months ended September 30, 1996 was primarily due to a decrease in property taxes resulting from favorable legislation involving property tax reforms, partially offset by higher capital stock taxes due to the effects of a favorable true-up adjustment recorded in the first nine months of 1995.

  ----------------------------------------------------------------------
  Other Income and Expenses
  -------------------------
  Interest expense
  -----------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $   85.3   $   88.7    $  (3.4)    (3.8)

  The decrease in interest expense for the nine months ended September 30, 1996 was due to a decrease in interest on borrowings from the Ameritech short-term pool, as well as decreased miscellaneous interest expense and increased capitalized interest.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Other income, net
  -----------------
                                                    Change
                                 September 30       Income   Percent
                                 ------------
  (dollars in millions)         1996      1995     (Expense)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $    9.1   $    4.0    $   5.1    n/m

  Other income, net includes equity in earnings of affiliates, interest income and other nonoperating items. The increase in other income, net for the nine months ended September 30, 1996 was due primarily to increased equity earnings from Ameritech Services, Inc. (ASI) and increased interest income.

  ----------------------------------------------------------------------
  Income taxes
  ------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $  257.0   $  263.2    $  (6.2)    (2.4)

  The decrease in income taxes for the nine months ended September 30, 1996 was due primarily to the tax effect ($28.3 million) associated with the work force restructuring credit recorded in the first nine months of 1995. Excluding the effects of this item, income taxes increased in line with earnings of the business.

  ----------------------------------------------------------------------
  Ratio of earnings to fixed charges
  ----------------------------------

  The ratio of earnings to fixed charges for the nine months ended September 30 was 7.60 in 1996 and 8.33 in 1995. The ratio in 1995 was favorably affected by a pretax credit of $71.1 million for work force restructuring (see prior discussion of this item).

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

 Other Matters
 --------------

 Telecommunications Act of 1996
 ------------------------------
 The Telecommunications Act of 1996 (the 1996 Act) was enacted on February 8, 1996. This legislation defines the conditions under which Ameritech, including the Company, will be permitted to offer interLATA long distance service and provides certain mechanisms intended to facilitate local exchange competition. This legislation, in addition to allowing Ameritech to offer interLATA long distance services, provides the framework for additional competition in the Company's traditional local exchange markets.

 On August 8, 1996, the Federal Communications Commission (FCC) adopted rules to implement the local competition provisions of the 1996 Act. Among other things, the rules require local exchange carriers to provide interconnection to any requesting telecommunications carrier at any technically feasible point and equal in quality to that provided for the local exchange carriers' own operations. The rules also require each local exchange carrier to provide these other carriers access to network elements on an unbundled basis, and to offer for resale any telecommunications services that it provides at retail to subscribers who are not telecommunications carriers. The FCC's rules address mechanisms for pricing of interconnection, unbundled network elements and reselling of telecommunications services and prescribe that the individual state regulatory authorities develop specific rates and procedures consistent with general rules and guidelines established by the FCC.

 In September 1996, several local exchange carriers, including Ameritech, filed appeals of the FCC interconnection order in the U.S. Court of Appeals for the District of Columbia. In their appeals, the local exchange carriers argue, among other things, that the FCC exceeded its authority over state regulatory commissions, that the rules setting national pricing standards violate the 1996 Act, and that the order will force local exchange carriers to sell elements of their networks below cost. Several companies also requested a stay of the FCC's order pending the outcome of the appeals, while others, including Ameritech, opposed the stay and requested only an expedited review of the order.

 Following the FCC's denial of the requests for a stay, a motion for a stay was filed by certain parties in the U.S. Court of Appeals for the Eighth Circuit (the Court) in St. Louis, which had been selected to hear the challenges to the FCC's order. On September 27, 1996, the Court ordered a temporary stay of the new rules pending the hearing of oral arguments from local exchange carriers and the FCC. On October 15, 1996, after hearing the oral arguments, the Court issued a partial stay of the FCC's order, saying that the pricing provisions and the "pick and choose" rule related to unbundled network elements could not take effect until the Court conducts a full review of the order and rules on the merits of the case. On November 1, 1996, the Court lifted the stay on three aspects of the pricing rules that apply primarily to cellular service providers. The FCC has indicated that it will appeal the Court's decision to the U.S. Supreme Court.

 It will not be possible to determine what effect the 1996 Act and the FCC rules implementing it will have on the Company's results of operations until the challenges to the rules have been resolved and the Illinois Commerce Commission (ICC) has acted on the matter within its jurisdiction under the 1996 Act.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Dial 1+
  -------

  The Company implemented intra-MSA presubscription on April 7, 1996 pursuant to the Customers First Order issued by the ICC on April 7, 1995. Presubscription allows customers to select one carrier for inter-MSA interstate calling and a second carrier for non-local intra-MSA calls. Non-local intra-MSA calls include all Band C calls (more than 15 miles) plus intra-MSA toll calls between the Company's territory and that of an independent company. As a result, the Company's customers may now select an alternate long distance carrier for Band C calls by presubscribing their Band C calls and intra-MSA toll calls to that carrier.

  ----------------------------------------------------------------------
  Illinois rate reductions
  ------------------------

  Effective July 11, 1996, the Company reduced rates by $31.0 million annually under the adjustment process of a price regulation plan approved by the ICC in October 1994. These rate reductions primarily impact local service revenues.

  ----------------------------------------------------------------------
  Wholesale/Resale Order
  -----------------------
  On June 26, 1996, the ICC approved an Order establishing wholesale prices to be made available to resellers. Based on the discount from retail levels required, the Company will experience lower operating margins on those services purchased at wholesale. The potential impact cannot be quantified because the demand shift to resellers is unknown.

                         PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------
 (a)      Exhibits
          --------
          12 Computation of Ratio of Earnings to Fixed Charges for the Nine Months ended September 30, 1996 and September 30, 1995.

          27   Financial Data Schedule.

 (b)      Reports on Form 8-K
          -------------------
          No Form 8-K was filed by the registrant during the quarter for which this report is filed.

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



                                          ILLINOIS BELL TELEPHONE COMPANY
                                          -------------------------------
                                                   (Registrant)


Date:  November 7, 1996                    /s/ Laurie L. Streling
                                           ----------------------
                                           Laurie L. Streling
                                           Comptroller
                                           State Finance Organization

                                           (Principal Accounting Officer)