Form 10-K
period 1996-12-31
ILLINOIS BELL TELEPHONE CO
filed 1997-03-13
CIK 49789

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-K


            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1996

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

                      Yes    X   No

                              TABLE OF CONTENTS

                                   PART I

 Item                                                        Page
 ----                                                        ----
  1.   Business.........................................       1

  2.   Properties.......................................       7

  3.   Legal Proceedings................................       8

  4.   Submission of Matters to a Vote of Security
        Holders (Omitted pursuant to General Instruction J(2)).

                                   PART II

  5.   Market for Registrant's Common Equity and Related
        Stockholder Matters (Inapplicable).

  6.   Selected Financial and Operating Data............       9

  7.   Management's Discussion and Analysis of Results of
        Operations (Abbreviated pursuant to
        General Instruction J(2)).......................      10

  8.   Financial Statements and Supplementary Data......      17

  9.   Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure..........      31


                                  PART III

  10.  Directors and Executive Officers of the Registrant
        (Omitted pursuant to General Instruction J(2)).

  11.  Executive Compensation (Omitted pursuant to
        General Instruction J(2)).

  12. Security Ownership of Certain Beneficial Owners and Management (Omitted pursuant to General
        Instruction J(2)).

  13.  Certain Relationships and Related Transactions
        (Omitted pursuant to General Instruction J(2)).

                                   PART IV

  14.  Exhibits, Financial Statement Schedules,
        and Reports on Form 8-K  .......................      32

                                   PART I

   Item 1.   Business.

   The Company

      Illinois Bell Telephone Company (Illinois Bell or the Company), incorporated under the laws of the State of Illinois, has its principal office at 225 West Randolph Street, Chicago, Illinois 60606 (telephone number 1-800-257-0902). The Company is a wholly owned subsidiary of Ameritech Corporation (Ameritech), a Delaware Corporation. Ameritech is the parent of numerous other communications businesses and has its principal executive offices at 30 South Wacker Drive, Chicago, Illinois 60606 (telephone number 1-800-257-0902). Illinois Bell is managed by its sole shareowner rather than a Board of Directors as permitted by Illinois law.

      Ameritech operates its business within the framework of customer-specific business units delivering specialized services to various categories of customers, each with unique requirements. The functions of the business units, which include consumer, business, cellular, advertising and capital services, as well as services provided to other companies in the communications industry, overlap the legal entities, including the Company, which form the infrastructure of Ameritech. The products and services of all the companies are marketed under the "Ameritech" brand identity, but Ameritech's five landline communications companies remain responsible within their respective service areas for providing telephone and other communications services, subject to regulation by the Federal Communications Commission (FCC) and the respective state public service commissions in Illinois, Indiana, Michigan, Ohio and Wisconsin. Illinois Bell is regionally identified and does business as "Ameritech Illinois."

      Ameritech is one of seven regional holding companies (RHCs) formed in connection with the court-approved divestiture of certain assets of AT&T Corp. (AT&T), formerly American Telephone and Telegraph Company. Effective January 1, 1984, AT&T transferred to Ameritech its 100% ownership of the exchange telecommunications, exchange access and printed directory advertising portions of Illinois Bell; Indiana Bell Telephone Company, Incorporated; Michigan Bell Telephone Company; The Ohio Bell Telephone Company and Wisconsin Bell, Inc.
   (referred to collectively as the "Ameritech landline communications subsidiaries"), as well as a cellular communications company.

      The consent decree, entitled "Modification of Final Judgment" (Consent Decree), as originally approved in 1982 by the United States District Court for the District of Columbia (Court), placed restrictions on the post-divestiture activities of the seven RHCs, including Ameritech. Relief from these restrictions could be had only upon a showing to the Court that there was no substantial possibility that the requesting company could use its monopoly power to impede competition in the market it sought to enter. Over time, the Court granted waivers to the RHCs to engage in otherwise prohibited lines of business, including the right to offer information services. Ameritech sought to remove or modify the remaining restrictions, which included prohibitions on providing long distance services and manufacturing telecommunications equipment. These efforts were suspended upon the passage of the Telecommunications Act of 1996 (Telecom Act). The Telecom Act effectively superseded future operation of the Consent Decree. Consequently, in April 1996, the Court issued an order terminating the Consent Decree and dismissing all pending waiver requests.

   Implementing the Telecom Act

      On February 8, 1996, the first comprehensive overhaul of telecommunications legislation in 62 years was signed into law, removing barriers that prevented the phone, cable TV and broadcast industries from entering each others businesses. The Telecom Act addresses various aspects of competition within, and regulation of, the communications industry. Among other things, the new law defines the conditions under which local exchange carriers, including the Ameritech landline communications subsidiaries, may offer long distance service and provides certain mechanisms intended to facilitate local exchange competition. The Act gives the FCC the authority to determine when incumbent local exchange carriers have satisfied the statutory criteria required to provide long distance service in an in-region state, including meeting a 14-point competitive checklist. The law eliminates any remaining barriers to companies wishing to compete against providers of local phone service.

      As required by the new law, in August 1996 the FCC adopted rules to implement the local competition provisions. The rules require local exchange carriers, among other duties, to (1) provide interconnection to any telecommunications carrier at any technically feasible point, equal in quality to that provided for the local exchange carrier's own operations; (2) provide such carriers with access to network elements on an unbundled basis; and (3) offer for resale, at wholesale rates, any telecommunications services that the local exchange carrier provides at retail to subscribers who are not telecommunications carriers. The FCC's rules address pricing for interconnection, unbundled network elements and resale of telecommunications services.

      In October 1996, in an order entered in an appeal filed by certain local exchange carriers, the U.S. Court of Appeals for the Eight Circuit stayed the portion of the FCC rules with respect to pricing and the FCC's so-called "pick and choose" rules. The U.S. Supreme Court declined to overturn the appeals court stay. The stay will be in effect until the appeals court decides on the merits of those provisions, sometime in 1997. Although Ameritech filed a separate lawsuit, the appeals court consolidated all challenges to the FCC rules. In the meantime, the FCC's interconnection rules remain in effect.

      It is not possible to determine what effect the FCC rules will have on the Company's business until challenges to the rules have been resolved and the state regulatory commission in Illinois has acted on the matters within its jurisdiction.

   Illinois Bell's Full Service Communications Business

      Illinois Bell furnishes a wide variety of advanced communications services, including local exchange and toll service, network access and communications products to business, residential and communications company customers in an operating area comprised of 16 Local Access and Transport Areas (LATAs) in Illinois. These LATAs are generally centered on a city or other identifiable community of interest, and each LATA marks the boundary within which Illinois Bell may provide telephone service. The Company provides two basic types of communications services. It transports communications traffic between a subscriber's equipment and the telephone exchange offices located within the same LATA (intraLATA service). These services include local exchange, private line and intraLATA toll services (including 800 and special services for data, radio and video transport). In addition, it provides exchange access service, which links a subscriber's telephone or other equipment to the transmission facilities of long distance carriers, which in turn provide communications service between LATAs (interLATA, or long distance, service). About 80% of the population and 20% of the area of Illinois is served by Illinois Bell. The remainder of the state is served by nonaffiliated telephone companies.

      Illinois Bell also provides directory listings, public telephone and local and toll operator services, including collect calls, third number billing, person-to-person and calling card calls. It offers call management services, including voice mail, Caller ID, call waiting and call forwarding, as well as digital network services such as on-line database access and fax messaging, document sharing functions and video conferencing for desktop computers. A new national directory assistance service became available in the Chicago and Detroit areas in 1996, with plans calling for this service to be offered across the Ameritech region. The Company provides billing and collection services for several companies, including billing for long distance services offered by certain long distance carriers, some of which began billing their own customers in 1996. In 1996, Illinois Bell launched the first phase of a plan to offer to customers in certain areas a single bill for long distance and local telephone services, as well as other services provided by affiliated companies, such as cellular, paging and security monitoring services, with cable TV and Ameritech's long distance services to be added at a later date. The Company markets its local phone services on a wholesale basis to certain carriers that resell services from the Company's network.

      The following table sets forth the number of access lines served by the Company at the end of each of the last five years:

                                 1996    1995    1994   1993    1992
                                 ----    ----    ----   ----    ----
   Access lines in service
     (in thousands)...........  6,473   6,258   5,983  5,763   5,586
   Percent increase over prior
     year.....................    3.4     4.6     3.8    3.2     2.3

      Illinois Bell has an agreement with: Ameritech Publishing, Inc., an Ameritech subsidiary; Ameritech Publishing of Illinois, Inc. (API-
   IL); The Reuben H. Donnelley Corporation (Donnelley); and AM-DON, a partnership between Donnelley and API-IL. Effective January 1,
   1991, the obligations of the individual parties with respect to publication of classified directories were assigned to the partnership, which does business as DonTech. Under this agreement, DonTech publishes, prints and delivers classified directories and the Company provides listings to DonTech and performs the billing and collection services for the directories as an agent for the partnership. In consideration for the operations performed by Illinois Bell, the partnership pays a guaranteed amount each year plus an increment for growth and reimburses the Company for various expenses it incurs in connection with its publication of alphabetical directories. In 1994, Illinois Bell exercised its option to extend the current agreement through 1999.

      Ameritech Services, Inc. (ASI) is a company jointly owned by Illinois Bell and the other Ameritech landline communications subsidiaries. ASI provides to those companies human resources, technical services, procurement, marketing and regulatory planning, as well as labor contract bargaining oversight and coordination. ASI acts as a shared resource for the Ameritech subsidiaries providing operational support for the Ameritech landline communications subsidiaries and integrated communications and information systems for all the business units.

      In 1996, about 88% of the total operating revenues of the Company were from communications services and the remainder principally from billing and collection services, rents, directory advertising and other miscellaneous nonregulated operations. About 70% of the revenues from communications services were attributable to intrastate operations.

   Regulatory Environment - Federal

      Illinois Bell is subject to jurisdiction by the FCC pursuant to applicable law. The FCC prescribes for communications companies a uniform system of accounts, rules for apportioning costs between regulated and nonregulated services, and the principles and standard procedures used to separate regulated property, plant and equipment costs, revenues, expenses, taxes and reserves between those applicable to interstate services under the jurisdiction of the FCC and those applicable to intrastate services under the jurisdiction of the respective state regulatory authorities.

      The transformation of the local exchange business has been underway for some time, even before recent federal legislation. The Company's interstate revenues are now regulated by a price cap mechanism rather than by rate-of-return regulation. The FCC's price cap regulatory scheme sets maximum limits on the prices that local exchange carriers, including Illinois Bell, can charge for interstate access as compensation for the use of their facilities for the origination or termination of long distance and other communications by other carriers. The limits are adjusted each year to reflect inflation, a productivity factor and certain other cost changes. Under price caps, local exchange carriers have increased flexibility to change prices of access services, as well as prices for interstate intraLATA and video dial tone service offerings, provided they do not exceed the allowed price cap. Under interim changes to the price cap plan, the FCC adopted three productivity/sharing options. Illinois Bell and the other Ameritech landline communications subsidiaries elected the 5.3% productivity factor which allows the Company to retain all of its earnings, whereas election of a lower factor would require earnings to be shared with customers. The FCC has established a rulemaking proceeding to consider permanent changes to its price cap regulation plan.

      One major regulatory uncertainty concerns access charge reform. In December 1996, the FCC laid out its proposals in this area, asking for comments on a number of steps it would take to restructure the fees to make the system compatible with the pro-competitive deregulatory framework established by the Telecom Act. This move was the third in a trilogy of FCC actions that it has said are designed to foster and accelerate the introduction of efficient competition in all telecommunications markets. In August 1996, the FCC released its Interconnection Order to implement the local competition provisions of the Telecom Act. In November 1996, the Federal-State Universal Service Joint Board issued its recommendations to the FCC for reforming the existing system of universal basic telephone service, which is the part of access charges used, among other things, to subsidize local service in high cost areas of the country. The goal is to preserve and advance universal service in a manner that permits local telephone markets to move from monopoly to competition. The FCC's current access charge policies were adopted at the time of the divestiture by AT&T. These policies were designed primarily to promote competition in the interstate, interexchange market by ensuring that all long distance companies would be able to originate and terminate their traffic over incumbent local exchange carrier networks at just, reasonable and nondiscriminatory rates. Although these policies contemplated long distance competition, they did not attempt to address the potential effects of full competition. Final rules on access charges are expected in May 1997. In a separate proceeding, the FCC is working to overhaul the mechanism to determine the actual cost of universal service, and how those costs will be recovered.

      As part of the process of reforming the interstate access charge system, the FCC sought comment on the treatment of Internet and other information service providers (sometimes referred to as enhanced service providers) that also use the local exchange carriers' facilities. Since the access charge system was established in 1983, enhanced service providers have been classified, for purposes of the access charge rules, as end users rather than carriers and therefore are exempt from access charges. The FCC made no specific proposals, but tentatively concluded that enhanced service providers should not be subject to access charges as currently constituted.

   Other FCC Matters

      In June 1996, the FCC adopted rules that will allow customers to switch local exchange carriers without having to change their phone numbers. Under the rules, by the end of 1998 the nation's one hundred largest metropolitan areas must have "number portability" that meets FCC standards, and local exchange carriers are required to offer temporary number portability, such as remote call forwarding, immediately. The groundwork for number portability was already laid in Illinois in March 1996 when the state regulatory commission approved a stipulated agreement among Illinois Bell and other telecommunications carriers, the first of its kind in the nation, to implement number portability as soon as technically feasible in the Chicago area, as early as 1997.

      In July 1996, the FCC announced that the former Bell operating companies of AT&T (Bell Companies), including Ameritech, that provide out-of-region long distance service through an affiliate will be regulated as "nondominant carriers" as long as they meet three requirements. The interim rules allow the Bell Companies nondominant carrier status if their affiliated companies maintain accounting records separate from those of the parent, do not jointly own transmission or switching equipment with the parent and obtain services from the parent at tariffed rates. Nondominant carriers are not subject to price cap regulation and their tariffs take effect on one day's notice, compared with at least two weeks for dominant carriers. The FCC plans to establish final rules for Bell Company out-of-region services in another rulemaking that began in March 1996.

      In December 1996, the FCC issued transitional structural and accounting rules that apply to the provision of certain services provided by the Bell Companies including in-region long distance services. These rules require that certain services be provided through a separate affiliate and prohibit joint ownership of switching and transmission facilities. In addition, they call for nondiscrimination between the affiliate and nonaffiliate long distance carriers, subject to certain exemptions. The FCC order did not resolve the issue of whether Bell Company in-region long distance affiliates will be considered nondominant.

   Regulatory Environment - State

      Illinois Bell is also subject to regulation by the Illinois Commerce Commission (ICC) with respect to certain intrastate rates and services. Advantage Illinois, approved by the ICC in 1994, provided a new framework for regulating Illinois Bell by capping prices for noncompetitive services. At the same time, the Company's monthly line charge for residential customers and residential calling rates within local calling areas was capped at November 1994 levels for five years. In return for these price protections, the ICC removed a ceiling on Illinois Bell's earnings to reflect the increasingly competitive communications industry and to create incentive to invest in new technology, develop new services and improve efficiency.

      In April 1996, Illinois Bell implemented Dial 1+ capability in its local toll markets in Illinois, giving customers the ability to choose an alternate carrier for intraLATA toll calls by dialing 1 before the phone number. The ICC issued an order in June that set rules and pricing mechanisms for interconnection, unbundled network elements and the wholesale discount to resellers of local services. The order was in response to an AT&T petition that requested a wholesale price for retail services of Illinois Bell and another Illinois local exchange carrier. In July 1996, Illinois Bell implemented a $31 million general rate reduction, including price cuts for residential calling, Caller ID and other optional features and monthly line charges for business customers statewide. This was the third consecutive year of price reductions under the Advantage Illinois plan totaling $164 million. In November, the ICC allowed Ameritech's statement of generally available terms and conditions for interconnection to go into effect, subject to further review by the ICC. In February 1997, a Second Interim Order was issued by the ICC which incorporated updates based on an interconnection agreement recently approved by the commission. Ameritech has asked all five state commissions in its region to declare that its statement of generally available terms and conditions for interconnection meets the competitive checklist under the Telecom Act.

   Long Distance Services

      Under the Telecom Act, Illinois Bell and other Bell Companies must open the local market to competition by implementing a 14-point checklist before they can offer interLATA long distance service to their local landline customers. The FCC will determine whether or not a Bell Company has satisfied the statutory criteria, including the competitive checklist, compliance with structural and accounting rules and whether its entry into long distance is consistent with the public interest. A Bell Company is restricted from providing interLATA long distance service until the FCC determines that the statutory criteria have been met. The FCC will give substantial weight to Department of Justice recommendations in reviewing a carrier's entry into the market. In preparation, Illinois Bell has negotiated or arbitrated numerous agreements with competitors to allow interconnection access to the Company's network elements at cost-based rates and purchase of its local services at discounted, wholesale rates for resale to the public. The FCC has 90 days to act upon a Bell Company's application to provide interLATA long distance service.

      InterLATA long distance is a $2.8 billion market in the Company's local service area. Ameritech expects to offer landline interLATA long distance service within its region in 1997. However, FCC rules require that interLATA long distance service be offered by a separate subsidiary of Ameritech. Accordingly, Ameritech's entry into this market will not generate long distance revenues for Illinois Bell. Ameritech is also certified in all states outside its five-state region. Long distance carriers, WorldCom, Inc. and Teleglobe Inc. will complete long distance calls for Ameritech outside the region on a resale basis.

   Competition -- Evolution of the Industry

      Because of the Telecom Act, the communications landscape is rapidly changing. One objective of the new law was to foster local exchange competition by establishing a regulatory framework to govern the provision of local and long distance telecommunications services. It permits the Bell Companies, including Illinois Bell, to provide interLATA long distance services only after satisfying the conditions of the new laws for opening local markets to competition and demonstrating to the FCC that such provision is in the public interest. For the first time in more than 60 years, all communications companies are governed by a new set of rules that call for competition and open markets, not regulatory management, as the basic business environment. This public policy change opens a host of business opportunities for providers of all forms of communications, enabling them to become full-service providers of voice, video, data, local and long distance services for their customers. As a result of the new law, consumers can expect to see more choices and receive greater value for these services.

      With the passage of the Telecom Act, Illinois Bell's local service market is being opened to competition from long distance carriers, cable TV providers and other nontraditional local service providers. Interconnection agreements with these providers and the applicable regulations require the Company to allow access to network elements at cost-based rates or to provide services for resale at discounted, wholesale rates. Competitive entry by these providers may result in some downward pressure on local service revenues as a portion of the Company's revenues shift from local service at retail rates to network access at wholesale rates.

      The Telecom Act will also bring renewed scrutiny of the current universal service funding policy. Historically, network access charges have been used to help local exchange carriers ensure universal basic telephone service to all customers. Modifications of this policy by the FCC may result in changes to the Company's revenue stream related to network access charges.

      Although telecom reform was the most dramatic change affecting the communications industry in 1996, another industry trend that intensified was the number of mergers, alliances and joint ventures. Over time, the number, variety and size of competitors will change and may include companies with substantial capital, technological and marketing resources and wide-ranging service offerings.

      It is impossible to predict the specific impact of the Telecom Act and other changes in the industry on Illinois Bell's business or financial condition. Notwithstanding the potential for an adverse effect on its revenue streams, the Company expects to capture a major share of the expected growth in the communications marketplace, building on its strengths and branching into new services that are a logical extension of its business.

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

   Illinois Bell's Human Resources

      As of December 31, 1996, Illinois Bell employed 14,785 persons, a nominal decrease from 14,791 as of December 31, 1995. In 1996, Ameritech commenced a ten-year agreement with Integrated Systems Solutions Corporation (ISSC), a subsidiary of IBM, to perform certain information technology services formerly performed by the Ameritech landline communications companies, and to assume responsibility for consolidation of Ameritech's data centers. Approximately 100 management employees of the Company were offered and accepted employment with ISSC.

      The Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW) represent more than 12,000 of the Company's employees. Of those so represented, about 15% are represented by the CWA and about 85% are represented by the IBEW, both of which are affiliated with the AFL-CIO. Current three-year contracts expire in the summer of 1998.

   Item 2.   Properties.

      The properties of Illinois Bell do not lend themselves to description by character and location of principal units. As of December 31, 1996, the Company's investment in property, plant and equipment consisted of the following:

     Land and buildings..................................       9%
     Central office equipment............................      39
     Cable, wiring and conduit...........................      43
     Other...............................................       8
     Under construction..................................       1
                                                              ---
                                                              100%

      Central office equipment includes analog and digital switching equipment, transmission equipment and related facilities. Buildings are principally central offices. Cable, wiring and conduit constitute outside plant, which include poles, as well as cable, conduit and wiring primarily above or under public roads, highways or streets or above or under private property. Substantially all of the installations of central office equipment and administrative offices are located in buildings owned by the Company and situated on property it owns. Many garages and business offices and some installations of central office equipment and administrative offices are in leased quarters.

      Capital expenditures, the single largest use of Company funds, were as follows for the last five years (in millions):

        1992      ........................................    $579
        1993      ........................................     537
        1994      ........................................     503
        1995      ........................................     490
        1996      ........................................     632

      Illinois Bell has been making and expects to continue to make large capital expenditures to respond to the market's demand for a modern, efficient and productive network. The total investment in property, plant and equipment increased from about $7.9 billion as of December 31, 1991, to $8.8 billion as of December 31, 1996, after giving effect to retirements, but before deducting accumulated depreciation at either date.

      Under the Advantage Illinois plan, the Company committed to making $3.0 billion in capital and other network expenditures over the five year period ending 1999. This commitment has been clarified recently to include the capital expenditures of Illinois Bell and specifically exclude the capital expenditures of other Ameritech subsidiaries in Illinois.

   Item 3.   Legal Proceedings.

   Pre-Divestiture Contingent Liabilities Agreement

      The Court-approved Plan of Reorganization signed in connection with AT&T's divestiture effective January 1, 1984 provides for the recognition and payment of liabilities that are attributable to pre-divestiture events (including transactions to implement the divestiture) but that do not become certain until after the divestiture. These contingent liabilities relate principally to litigation and other claims with respect to the former Bell Companies' rates, taxes, contracts, equal employment matters, environmental matters and torts (including business torts, such as alleged violations of the antitrust laws).

      With respect to such liabilities, under agreements entered into at divestiture, AT&T and the Bell Companies will share the costs of any judgment or other determination of liability entered by a court or administrative agency, the costs of defending the claim (including attorneys' fees and court costs) and the cost of interest or penalties with respect to any such judgment or determination. Except to the extent that affected parties may otherwise agree, the general rule is that responsibility for such contingent liabilities will be divided among AT&T and the Bell Companies on the basis of their relative net investment (defined as total assets less accumulated depreciation) as of the effective date of divestiture. Different allocation rules apply to liabilities which relate exclusively to pre-divestiture interstate or intrastate operations.

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

      Although complete assurance cannot be given as to the outcome of any litigation, in the opinion of the Company's management, any monetary liability or financial impact to which Illinois Bell would be subject after final adjudication of all of the foregoing actions would not be material in amount to the Company.

                                   PART II

Item 6.  Selected Financial and Operating Data.

                       ILLINOIS BELL TELEPHONE COMPANY
                    SELECTED FINANCIAL AND OPERATING DATA
                            (Dollars in Millions)

                               1996      1995      1994      1993      1992
                               ----      ----      ----      ----      ----
Revenues
 Local service...........  $2,105.9  $1,958.4  $1,919.4  $1,834.2  $1,768.4
 Interstate
  network access.........     773.1     757.5     734.9     701.5     688.0
 Intrastate
  network access.........     103.5      95.0      92.3      80.4      79.2
 Long distance...........     251.1     246.4     226.7     162.3     162.8
 Other...................     429.5     356.7     304.7     297.0     283.5
                           --------  --------  --------  --------  --------
Total....................   3,663.1   3,414.0   3,278.0   3,075.4   2,981.9
Operating expenses*......   2,676.7   2,396.8   2,648.6   2,307.5   2,248.1
                           --------  --------  --------  --------  --------
Operating income.........     986.4   1,017.2     629.4     767.9     733.8
Interest expense.........     116.3     117.2     105.7     117.5     112.9
Other (income) expense,
 net.....................     (10.7)     (7.5)     (9.0)     12.3       6.1
Income taxes.............     365.9     334.2     206.3     220.9     201.4
                           --------  --------  --------  --------  --------
Income before
 extraordinary item
 and cumulative effect of
 changes in accounting
 principles..............     514.9     573.3     326.4     417.2     413.4
Extraordinary item
 and cumulative effect of
 changes in accounting
 principles**............       -         -      (728.6)      -      (588.6)
                           --------  --------  --------  --------  --------
Net income (loss)........  $  514.9  $  573.3  $ (402.2) $  417.2  $ (175.2)
                           --------  --------  --------  --------  --------
Total assets.............  $5,190.3  $4,980.3  $4,797.3  $6,176.2  $6,095.2
Property, plant
 and equipment, net......  $3,829.9  $3,755.3  $3,809.5  $5,038.5  $4,995.7
Capital expenditures,
 net.....................  $  631.8  $  489.8  $  503.0  $  536.9  $  579.2
Long-term debt...........  $1,012.3  $1,061.2  $1,062.2  $1,077.0  $1,330.1
Debt ratio...............      57.7 %    56.5 %    58.9 %    47.6 %    46.9 %
Return on average
 equity..................      40.8 %    51.7 %   (22.8)%    22.3 %    (9.7)%
Return on average
 total capital...........      20.9 %    24.8 %    (8.3)%    14.7 %    (1.8)%
Pretax interest
 coverage................       8.6       9.0       6.1       6.4       6.4
Customer lines -
 at end of year (000's)..     6,473     6,258     5,983     5,763     5,586
Customer lines served by -
 Digital electronic
  offices................      82.6 %    82.0 %    81.5 %    64.6 %    50.8 %
 Analog electronic
  offices................      17.4 %    18.0 %    18.5 %    35.4 %    49.2 %
Customer lines
 per employee............       438       423       382       324       295
Employees -
 at end of year..........    14,785    14,791    15,678    17,785    18,914
-------------------

   * As discussed in Note D to the financial statements, 1995 operating expenses include a net work force restructuring credit of $57.1 million, while 1994 operating expenses include a nonmanagement work force restructuring charge of $196.5 million.

 ** As discussed in Note I, the Company had a noncash after-tax extraordinary charge in 1994 of $728.6 million as a result of discontinuing the application of FAS 71. The Company had accounting changes in 1992 for FAS 106 and FAS 112 aggregating $588.6 million, after tax.

   Item 7. Management's Discussion and Analysis of Results of Operations. (Dollars in Millions)

      Following is a discussion and analysis of the results of operations of the Company for the year ended December 31, 1996 and for the year ended December 31, 1995, which is based on the Statements of Income and Accumulated Deficit. Other pertinent data is also set forth in Selected Financial and Operating Data.

   Results of Operations

   Revenues

      Total operating revenues were $3,663.1 million for 1996 and $3,414.0 million for 1995. The increase of $249.1 million or 7.3% consisted of the following:

                                                      Increase  Percent
                                    1996      1995   (Decrease) Change
                                    ----      ----    --------  ------
        Local service.........  $2,105.9  $1,958.4   $ 147.5      7.5

      Local service revenues include basic monthly service fees and usage charges, fees for call management services, installation and connection charges and public phone revenues. The increase in local service revenues in 1996 as compared with 1995 was due largely to higher network usage volumes, resulting primarily from growth in the number of access lines, which increased 3.4% to 6,473,000 as of December 31, 1996 as compared with 6,258,000 as of December 31, 1995. Greater sales of call management services, such as call forwarding, call waiting and Caller ID, also contributed to the increase, as did the impact of a refund to certain business customers that unfavorably affected 1995 revenues. This increase was partially offset by net rate decreases.

                                                      Increase  Percent
                                    1996      1995   (Decrease) Change
                                    ----      ----    --------  ------
        Network access
          Interstate .........  $  773.1  $  757.5   $  15.6      2.1
          Intrastate .........     103.5      95.0       8.5      8.9

      Network access revenues are fees charged to interexchange carriers that use the Company's local landline communications network to connect customers to their long distance network. In addition, end users pay flat rate access fees to connect to the long distance network. These revenues are generated from both interstate and intrastate services.

      The increase in network access revenues in 1996 was due primarily to an increase in network minutes of use resulting from overall growth in the volume of calls handled for interexchange carriers. Minutes of use related to interstate and intrastate calls increased by 9.1% and 29.4%, respectively, in 1996 compared with the prior year.

      The increase in interstate network access revenues was offset by net rate reductions. The increase in intrastate network access revenues was offset primarily by a refund to interexchange carriers related to certain payphone use fees in the second quarter of 1996, as well as net rate reductions.

                                                      Increase  Percent
                                    1996      1995   (Decrease) Change
                                    ----      ----    --------  ------
        Long distance.........  $  251.1  $  246.4   $   4.7      1.9

      Long distance service revenues are derived from customer calls to locations outside of their local calling areas, but within the same Local Access and Transport Area (LATA). The increase in long distance service revenues in 1996 as compared with 1995 was due primarily to higher network usage, as well as increased revenues related to surcharges collected for third-party credit card calls.
                                                      Increase  Percent
                                    1996      1995   (Decrease) Change
                                    ----      ----    --------  ------
        Other.................  $  429.5  $  356.7   $  72.8     20.4

      Other revenues include revenues derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. The increase in other revenues in 1996 as compared with 1995 was due to growth in voice messaging, equipment sales and other nonregulated services, as well as increases in revenues from inside wire installation and maintenance services. These increases were partially offset by a decrease in billing and collection services, as certain long distance carriers began direct billing of their own customers in 1996.

   Operating Expenses

      Total operating expenses in 1996 increased by $279.9 million or 11.7% to $2,676.7 million. The increase was partially attributable to the 1994 work force restructuring, which resulted in a credit of $57.1 million ($30.4 million after-tax) in 1995 related primarily to settlement gains from lump-sum pension payments to former employees, partially offset by fourth quarter charges for planned work force reductions due to data center consolidations, increased force costs related to the work force restructuring started in 1994 and a charge to write down certain data processing equipment in connection with information technology restructuring. Total operating expenses also increased in 1996 due to increases in other operating expenses, such as cost of sales, uncollectibles and affiliated services, as discussed below.

                                                      Increase  Percent
                                    1996      1995   (Decrease) Change
                                    ----      ----    --------  ------
        Employee-related
         expenses.............  $  795.1  $  789.2   $   5.9      0.7

      The increase in employee-related expenses for 1996 was primarily due to increases in wage rates and overtime expenses, and an increase in payroll taxes. These increases were partially offset by a decrease in benefit expenses.

      In September 1995, union agreements were ratified by the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW). The new contracts and wage increases were retroactive to June 25, 1995 for the IBEW and August 6, 1995 for the CWA. The contracts include basic wage increases of 10.9% (compounded at the maximum wage rate) over three years and a signing bonus of $500 to eligible employees upon ratification. In addition, union employees now receive their annual bonuses in the form of Ameritech stock instead of cash, beginning with the bonus for 1995 and continuing for the remaining years of the labor contracts. Both contracts address wages, benefits, pensions, employment security, training and retraining and other conditions of employment. Most of the Company's nonmanagement work force (about 85% of total employees) is represented by the two unions.

      There were 14,785 employees as of December 31, 1996, compared with 14,791 as of December 31, 1995.

                                                      Increase  Percent
                                    1996      1995   (Decrease) Change
                                    ----      ----    --------  ------
        Depreciation and
         amortization.........  $  570.4  $  537.9   $  32.5      6.0

      The increase in depreciation and amortization expense in 1996 was due to higher depreciation as a result of higher average plant balances and the use of higher depreciation rates in certain plant categories due to shorter depreciable lives established in 1994. The increase was partially offset by a decrease in computer equipment depreciation.

                                                      Increase  Percent
                                    1996      1995   (Decrease) Change
                                    ----      ----    --------  ------
        Other operating
         expenses.............  $1,219.4  $1,060.4   $ 159.0     15.0

      The increase in other operating expenses for 1996 was due to increases in uncollectibles and advertising and other expenses related to increased sales efforts for equipment and call management services, such as voice messaging and other nonregulated services. Higher contract and affiliated services expenses related primarily to systems programming and reengineering also contributed to the increase, as did an increase in cost of sales.

                                                      Increase  Percent
                                    1996      1995   (Decrease) Change
                                    ----      ----    --------  ------
        Restructuring (credits)
         charges..............  $    -    $  (57.1)  $  57.1    n/a

      As discussed more fully in Note D, the Company significantly reduced its nonmanagement work force during 1994 and 1995 by 3,503 employees. New employees with different skills were added during this period to accommodate growth and meet staffing requirements for new business opportunities. As of December 31, 1995, all 3,503 employees had left the Company, including 803 leaving in 1995. Pretax charges totaling $196.5 million ($118.4 million after-tax) related to the work force reductions were recorded in 1994. Noncash settlement gains of $101.4 million were recorded in 1995, associated primarily with lump-sum pension payments to former employees, partially offset by increased force costs related to the restructuring started in 1994, as well as a charge to write down certain data processing equipment to net realizable value.

      The restructuring program was recorded as follows:


                                  Gross               Net Program Cost
                                 Program  Settlement  ----------------
                                  Cost      Gains    Pretax   After-tax
                                   ----     -----    ------   ---------
    1995......................  $  44.3   $(101.4)  $ (57.1)   $ (30.4)
    1994......................    291.4     (94.9)    196.5      118.4
                                -------   -------   -------    -------
      Program total...........  $ 335.7   $(196.3)  $ 139.4    $  88.0
                                =======   =======   =======    =======


      Additional employees left the Company in 1996 as a result of the consolidation of data centers and additional work force reductions previously discussed. No restructuring charges or credits were recorded in 1996.

      The work force restructuring program reduced annual employee-related costs by approximately $50 thousand per departing employee. The savings are being partially offset by the hiring of new employees as discussed above.

                                                      Increase  Percent
                                    1996      1995   (Decrease) Change
                                    ----      ----    --------  ------
        Taxes other than
         income taxes.........  $   91.8  $   66.4   $  25.4     38.3

      Taxes other than income taxes consist of property taxes, gross receipts taxes and other taxes not directly related to earnings.
   The increase in taxes other than income taxes in 1996 was primarily due to higher property tax rates and assessed valuations, as well as the effect of a favorable prior year impact of legislation involving property tax reforms. Capital stock taxes also increased due to the effects of a favorable true-up adjustment recorded in 1995 and higher accrual levels in 1996.

   Other Income and Expenses

                                                      Increase  Percent
                                    1996      1995   (Decrease) Change
                                    ----      ----    --------  ------
        Interest expense......  $  116.3  $  117.2   $  (0.9)    (0.8)

      The decrease in interest expense in 1996 was due to a decrease in interest on borrowings from the Ameritech short-term pool, as well as decreased miscellaneous interest expense and increased capitalized interest.

                                                       Change
                                                       Income   Percent
                                    1996      1995   (Expense)  Change
                                    ----      ----    --------  ------
        Other income,
         net..................  $   10.7  $    7.5   $   3.2     42.7

      Other income, net includes earnings related to the Company's investments, interest income and other nonoperating items. Other income in 1996 increased primarily because the Company's share of equity earnings from ASI increased, as did interest income.

                                                      Increase  Percent
                                    1996      1995   (Decrease) Change
                                    ----      ----    --------  ------
        Income taxes..........  $  365.9  $  334.2   $  31.7      9.5

      Income taxes increased in 1996 due primarily to a revision to deferred taxes resulting from the Company's discontinuance of regulatory accounting. A modification to how state income taxes are determined within Ameritech contributed to the increase as well.

   Other Matters

   New accounting pronouncements

      In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." As amended by FAS 127, this statement establishes standards of accounting for transfers of assets in which the transferor has some continuing involvement with the assets transferred or with the transferee. It also clarifies the accounting for arrangements whereby assets are set aside for the extinguishment of a liability. The statement is generally effective for transactions occurring after December 31, 1996, with early or retroactive application prohibited. The Company does not expect adoption of this standard will have a material impact on its financial statements.

      In October 1996, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." This SOP provides authoritative guidance on specific accounting issues related to the recognition, measurement, display and disclosure of environmental remediation liabilities. The SOP addresses only those actions undertaken in response to a threat of litigation or assertion of a claim. It does not address accounting for pollution control costs with respect to current operations or for costs of future site restoration or closure required upon cessation of operations. The SOP is effective for fiscal years beginning after December 15, 1996. The Company does not expect adoption of this standard will have a material impact on its financial statements.

   Competition

      Because of the Telecom Act, the communications landscape is rapidly changing. The new law, among other things, was designed to foster local exchange competition by establishing a regulatory framework to govern the provision of local and long distance telecommunications services. The 1996 Telecom Act permits the Bell Companies to provide interLATA long distance services only after satisfying the conditions of the new law for opening local markets to competition and demonstrating to the FCC that such provision is in the public interest. For the first time in more than sixty years, all communications companies are governed by a new set of rules that call for competition and open markets, not regulatory management, as the basic business environment. This public policy change opens a host of business opportunities for providers of all forms of communications, enabling them to become full service providers of voice, video, data, local and long distance services for their customers. As a result of the new law, consumers can expect to see more choices and competitive prices for these and other services.

      With the passage of the Telecom Act, the Company's local service markets are being opened to competition from interexchange carriers, cable TV providers and other nontraditional local service providers. Interconnection agreements with these providers and the applicable regulations require the Company to allow access to network elements at cost-based rates or to provide services for resale at discounted, wholesale rates. Competitive entry by these providers in some downward pressure on local service revenues, as a portion of the Company's revenue shifts from local service at retail rates to network access at wholesale rates.

      The Telecom Act will also bring renewed scrutiny of the current universal service funding policy. Historically, network access charges have been used to help local exchange carriers ensure universal basic telephone service to all customers. Modifications of this policy by the FCC may result in changes to the Company's revenue stream related to network access charges.

      In 1996, the Company signed a significant number of interconnection and resale agreements with competitors, paving the way for entry into the interLATA long distance market. However, FCC rules require that interLATA long distance service be offered by a separate subsidiary of Ameritech. Accordingly, Ameritech's entry into this market will not generate long distance revenues for Illinois Bell. As a result, the potential revenue decline brought by local service competition will not be offset at the Company by gains in long distance revenue.

      It is impossible to predict the specific impact of the Telecom Act and other changes in the industry on Illinois Bell's business or financial condition. Notwithstanding the potential for an adverse effect on its revenue streams, the Company intends to pursue growth opportunities in its local exchange business.

   Advantage Illinois

      On October 11, 1994, the ICC approved an alternative regulation proposal - Advantage Illinois- that was initially filed by the Company in December 1992. The ICC order eliminated rate-of-return regulation and replaced it with price regulation.

      The order included initial rate reductions of $93.2 million. These reductions included the elimination of monthly touch-tone charges for all customers and the lowering of monthly charges for business customers who have their own PBX call processing equipment. Other reductions included lower usage rates for certain calls and lower charges for carrier access. The order also imposed a five-year cap on basic residential rates and also allowed the Company to set its own depreciation rates.

      Subsequent rate changes related to noncompetitive services were implemented in July 1995 and July 1996 and will be implemented each July thereafter based on changes in the Gross Domestic Product Price Index (GDPPI) and other factors for the previous calendar year.

      The Company filed with the ICC an Application for Rehearing of various portions of the Order. The ICC denied rehearing. On appeal, the Illinois Appellate Court for the Second District denied the Company's appeal, but reversed the Commission's Order based on the appeal of another party on the ground that the Commission had failed to make a statutorily-required determination that the Company's rate of return on investment, as approved by the Commission, did not include any incremental risk or increased cost of capital as a direct or indirect result of the Company's affiliation with Ameritech or other unregulated companies. The case was remanded to the Commission on January 10, 1997, and the Commission has requested comments from the parties regarding the appropriate procedure on remand and whether the record should be reopened for additional evidence. The Company has taken the position that the Commission should make the required finding on the existing record, and that no changes to the Company's rate of return on investment are warranted.

   Dial 1+

      The Company implemented intra-MSA (Market Service Area; similar to LATA boundaries but within state borders) presubscription on April 7, 1996 pursuant to the Customers First Order issued by the ICC on April 7, 1995. Presubscription allows customers to select one carrier for inter-MSA interstate calling and a second carrier for non-local intra-MSA calls. Non-local intra-MSA calls include all Band C calls (more than 15 miles) plus intra-MSA toll calls between the Company's territory and that of an independent company. As a result, the Company's customers may now select an alternate long distance carrier for Band C calls by presubscribing their Band C calls and intra-MSA toll calls to that carrier.

   Illinois rate reductions

      Effective July 11, 1996, the Company reduced rates by $31.0 million annually under the adjustment process of the Advantage
   Illinois plan discussed above. These rate reductions primarily impact local service revenues.

   Wholesale/Resale Order

      On June 26, 1996, the ICC approved an Order establishing wholesale prices to be made available to resellers. Based on the discount from retail levels required, the Company will experience lower operating margins on those services purchased at wholesale. The potential impact cannot be quantified because the demand shift to resellers is unknown.

   Private securities litigation reform act safe harbor statement

      Except for historical information contained herein, the above discussion contains certain forward-looking statements that involve potential risks and uncertainties. The Company's future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, changes in economic and market conditions, effects of state and federal regulation and the impact of new technologies. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events.

   Item 8.  Financial Statements and Supplementary Data.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To the Shareowner of Illinois Bell Telephone Company

      We have audited the accompanying balance sheets of Illinois Bell Telephone Company (an Illinois Corporation) as of December 31, 1996 and 1995, and the related statements of income and accumulated deficit and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and this schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Illinois Bell Telephone Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

      As discussed in Note I to the financial statements, the Company discontinued applying the provisions of Statement of Financial
   Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," in 1994.

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

                                         ARTHUR ANDERSEN LLP
   Chicago, Illinois
   January 13, 1997

                       ILLINOIS BELL TELEPHONE COMPANY
                STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                            (Dollars in Millions)

                                              Year Ended December 31,
                                              -----------------------
                                            1996        1995        1994
                                            ----        ----        ----
 Revenues..........................    $ 3,663.1   $ 3,414.0   $ 3,278.0
                                       ---------   ---------   ---------
 Operating expenses................
   Employee-related expenses.......        795.1       789.2       827.9
   Depreciation and amortization...        570.4       537.9       527.1
   Other operating expenses........      1,219.4     1,060.4     1,012.6
   Restructuring (credits) charges.          -         (57.1)      196.5
   Taxes other than income taxes...         91.8        66.4        84.5
                                       ---------   ---------   ---------
                                         2,676.7     2,396.8     2,648.6
                                       ---------   ---------   ---------
 Operating income..................        986.4     1,017.2       629.4
 Interest expense..................        116.3       117.2       105.7
 Other income, net.................         10.7         7.5         9.0
                                       ---------   ---------   ---------
 Income before income taxes and
  extraordinary item...............        880.8       907.5       532.7
 Income taxes......................        365.9       334.2       206.3
                                       ---------   ---------   ---------
 Income before extraordinary item..        514.9       573.3       326.4
 Extraordinary item................          -           -        (728.6)
                                       ---------   ---------   ---------
 Net income (loss).................        514.9       573.3      (402.2)
 Reinvested earnings (deficit),
  beginning of year................       (465.8)     (608.5)      133.2
 Less, dividends...................        432.7       430.6       398.5
                                       ---------   ---------   ---------
 Accumulated deficit,
  end of year......................    $  (383.6)  $  (465.8)  $  (608.5)
                                       =========   =========   =========



The accompanying notes are an integral part of the financial statements.

                       ILLINOIS BELL TELEPHONE COMPANY
                               BALANCE SHEETS
                            (Dollars in Millions)

                                                  As of December 31,
                                                  ------------------
                                                   1996        1995
                                                   ----        ----
  Assets

   Current assets
     Cash and temporary
      cash investments.....................   $     -     $     0.3
     Receivables, net
      Customers and agents
       (less allowance for
       uncollectibles of $81.6 and
       $48.8, respectively)................       836.9       745.8
      Ameritech and affiliates.............        53.0        39.5
      Other................................        23.4        29.9
     Material and supplies.................        18.7        17.8
     Prepaid and other.....................        17.0        26.4
                                              ---------   ---------
                                                  949.0       859.7
                                              ---------   ---------
   Property, plant and equipment
     In service............................     8,781.8     8,382.7
     Under construction....................        55.1        62.0
                                              ---------   ---------
                                                8,836.9     8,444.7
     Less, accumulated depreciation........     5,007.0     4,689.4
                                              ---------   ---------
                                                3,829.9     3,755.3
                                              ---------   ---------
   Investments, principally
    in affiliates..........................        85.6        85.5
   Other assets and deferred charges.......       325.8       279.8
                                              ---------   ---------
  Total assets.............................   $ 5,190.3   $ 4,980.3
                                              =========   =========
  Liabilities and shareowner's equity

   Current liabilities
     Debt maturing within one year
      Ameritech............................   $   735.3   $   544.0
      Other................................        51.5         1.3
     Accounts payable
      Ameritech Services, Inc. (ASI).......       178.7       197.0
      Ameritech and affiliates.............        20.8        11.9
      Other................................       244.1       225.1
     Other current liabilities.............       292.1       362.0
                                              ---------   ---------
                                                1,522.5     1,341.3
                                              ---------   ---------
   Long-term debt..........................     1,012.3     1,061.2
                                              ---------   ---------
   Deferred credits and other long-term liabilities
     Accumulated deferred
      income taxes.........................       244.9       220.8
     Unamortized investment
      tax credits..........................        49.6        61.0
     Postretirement benefits
      other than pensions..................       921.1       932.5
     Long-term payable to ASI..............        25.5        27.3
     Other.................................        93.2        97.2
                                              ---------   ---------
                                                1,334.3     1,338.8
                                              ---------   ---------
   Shareowner's equity
     Common stock ($20 par value;
      100,000,000 shares
      authorized; 81,938,121
      issued and outstanding)..............     1,638.8     1,638.8
     Proceeds in excess of par value.......        66.0        66.0
     Accumulated deficit...................      (383.6)     (465.8)
                                              ---------   ---------
                                                1,321.2     1,239.0
                                              ---------   ---------
  Total liabilities and
   shareowner's equity.....................   $ 5,190.3   $ 4,980.3
                                              =========   =========

  The accompanying notes are an integral part of the financial statements.

                       ILLINOIS BELL TELEPHONE COMPANY
                          STATEMENTS OF CASH FLOWS
                            (Dollars in Millions)

                                              Year Ended December 31,
                                              -----------------------
                                            1996        1995        1994
                                            ----        ----        ----
Cash flows from operating activities:
 Net income (loss).................    $   514.9   $   573.3   $  (402.2)
 Adjustments to net income (loss):
   Extraordinary item, net of tax..          -           -         728.6
   Restructuring (credits) charges,
    net of tax.....................          -         (30.4)      118.4
   Depreciation and amortization...        570.4       537.9       527.1
   Deferred income taxes, net......         18.8        76.8        29.5
   Investment tax credits, net.....        (11.4)      (14.2)      (14.6)
   Capitalized interest............         (3.6)       (2.8)       (3.3)
   Change in accounts receivable...        (98.1)     (119.0)      (32.9)
   Change in material and supplies.        (11.2)       (9.4)        3.8
   Change in certain other
    current assets.................          9.4         8.1       (24.6)
   Change in accounts payable......          9.6       (73.3)      117.3
   Change in certain other
    current liabilities............        105.2      (100.6)      (51.4)
   Change in certain noncurrent
    assets and liabilities.........        (66.7)       (0.3)      (41.5)
   Other operating activities, net.        (16.8)      (22.2)       (4.9)
                                       ---------   ---------   ---------
Net cash from operating
  activities.......................      1,020.5       823.9       949.3
                                       ---------   ---------   ---------

Cash flows from investing activities:
 Capital expenditures, net.........       (628.8)     (487.0)     (499.7)
 Proceeds from (costs of)
   disposals of property,
   plant and equipment, net........          2.2         7.8        (0.7)
 Other investing activities, net...          0.2         0.8         -
                                       ---------   ---------   ---------
Net cash from investing
  activities.......................       (626.4)     (478.4)     (500.4)
                                       ---------   ---------   ---------

Cash flows from financing activities:
 Intercompany financing, net.......        191.3        67.3       (17.5)
 Issuances of long-term debt.......          -           -         196.1
 Retirements of long-term debt.....          -         (31.2)     (301.2)
 Dividend payments.................       (586.9)     (388.4)     (333.9)
 Other financing activities, net...          1.2         -           -
                                       ---------   ---------   ---------
Net cash from financing
  activities.......................       (394.4)     (352.3)     (456.5)
                                       ---------   ---------   ---------

Net decrease in cash and
  temporary cash investments.......         (0.3)       (6.8)       (7.6)
Cash and temporary cash
  investments, beginning of year...          0.3         7.1        14.7
                                       ---------   ---------   ---------
Cash and temporary cash
  investments, end of year.........    $     -     $     0.3   $     7.1
                                       =========   =========   =========


The accompanying notes are an integral part of the financial statements.

                       ILLINOIS BELL TELEPHONE COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                            (Dollars in Millions)

   A. Significant Accounting Policies

      Nature of Operations - Illinois Bell Telephone Company (the Company) is a wholly owned subsidiary of Ameritech Corporation (Ameritech). Ameritech is the parent of the Company; Indiana Bell Telephone Company, Incorporated; Michigan Bell Telephone Company; The Ohio Bell Telephone Company; and Wisconsin Bell, Inc. (referred to collectively as the "Ameritech landline communications subsidiaries"). The Company provides a wide variety of communications services in Illinois, including local exchange and toll service, and network access and telecommunications products.

      See discussion of competition and significant new legislation in Other Matters in Management's Discussion and Analysis of Results of Operations.

      Basis of Accounting - The financial statements have been prepared in accordance with generally accepted accounting principles
   (GAAP). The financial statements include the accounts of the Company and, through March 31, 1995, its wholly owned subsidiary, Illinois Bell Administration Center, Inc. (IBAC). The subsidiary, formed in 1988 to hold a limited partnership interest in a real estate venture, was sold in the first quarter of 1995. All significant intercompany transactions have been eliminated. In 1994, the Company discontinued following accounting prescribed by Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation." (See
   Note I).

      Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Transactions with Affiliates - The Company has various agreements with affiliated companies. Below is a description of the significant arrangements followed by a table of the amounts involved.

      1. Ameritech Services, Inc. (ASI) - ASI, an Ameritech-controlled affiliate in which the Company has 33% ownership, provides planning, development, management, procurement and support services to all of the Ameritech landline communications subsidiaries. The Company also provides certain services and facilities to ASI.

                                        1996        1995       1994
                                        ----        ----       ----
    Purchases of
     materials and charges
     for services from ASI.....    $   790.7   $   733.8   $  739.5

    Recovery of
     costs for services
     provided to ASI ..........         19.0        20.1       23.5

      2. Ameritech (the Company's parent) - Ameritech provides various administrative, planning, financial and other services to the Company. These services are billed to the Company at cost.

                                        1996        1995       1994
                                        ----        ----       ----
    Charges incurred...........    $    42.4   $    34.4   $   32.3

      3. Ameritech Publishing, Inc. (API), a wholly owned subsidiary of Ameritech doing business as Ameritech Advertising Services - The Company has a contract with DonTech, a partnership between API and the Reuben H. Donnelley Corporation, under which payments are made to the Company by DonTech for license fees and billing and collection services.

                                        1996        1995       1994
                                        ----        ----       ----
    Fees paid to the Company
     by DonTech ...............    $    75.0   $    75.0   $   75.0

      4. Ameritech Information Systems, Inc. (AIS), a wholly owned subsidiary of Ameritech - The Company reimburses AIS for costs incurred by AIS in connection with the sale of network services by AIS employees.

                                        1996        1995       1994
                                        ----        ----       ----
    Charges incurred...........    $    34.8   $    25.2   $   17.1

      5. Bell Communications Research, Inc. (Bellcore) - Bellcore provides research and technical support to the Company. ASI has a one-seventh ownership interest in Bellcore and bills the Company for costs.

                                        1996        1995       1994
                                        ----        ----       ----
    Charges incurred...........    $    26.3   $    29.1   $   34.5

      Property, Plant and Equipment - Property, plant and equipment are stated at original cost. The provision for depreciation is based principally on the straight-line remaining life and the straight-line equal life group methods of depreciation applied to individual categories of property, plant and equipment with similar characteristics. As a result of the discontinuation of applying FAS 71 in 1994, the Company recognized shorter, more economically realistic lives and increased its accumulated depreciation balance by $1,151.5 million. (See Note I).

      The following is a summary of average lives (in years) before and after the discontinuation of FAS 71:

       Asset Category                       Before      After
       --------------                        ------      -----
       Central office equipment
       Digital switching...............         17          7
       Analog switching................    up to 4   obsolete
       Circuit accounts................       8-12          7
       Copper and fiber cable
        and wire facilities ...........      20-32         15
       All other.......................    various    various

      Generally, when depreciable plant is retired, the amount at which such plant has been carried in property, plant and equipment in service is charged to accumulated depreciation. The cost of maintenance and repairs of plant is charged to expense.

      Investments - The Company's investment in ASI (33% ownership and $84.4 million as of December 31, 1996) is reflected in the financial statements using the equity method of accounting. All other investments are carried at cost. Derivative transactions, if any, are executed by Ameritech. The Company had no derivative transactions in 1996 or 1995.

      Material and Supplies - Inventories of new and reusable material and supplies are stated at the lower of cost or market with cost generally determined on an average cost basis.

      Income Taxes - The Company is included in the federal income tax return filed by Ameritech and its subsidiaries. The Company's provision for income taxes is determined effectively on a separate company basis.

      Deferred tax assets and liabilities are determined at the end of each period based on differences between the financial statement bases of assets and liabilities and the tax bases of those same assets and liabilities, using the currently enacted statutory tax rates. Deferred income tax expense is measured by the change in the net deferred income tax asset or liability during the year.

      The Company uses the deferral method of accounting for investment tax credits whereby credits realized are being amortized as reductions to tax expense over the life of the plant that gave rise to the credits.

      Temporary Cash Investments - Temporary cash investments are stated at cost which approximates market value. The Company considers all highly liquid, short-term investments with an original maturity of three months or less to be cash equivalents.

      Advertising Costs - Advertising costs are generally charged to operations as incurred.

      Revenue Recognition - Revenues are generally recognized as services are provided or products are delivered to customers.
   Certain local telephone revenues are billed in advance, resulting in deferred revenues.

      Short-Term Financing Arrangement - Ameritech provides short-term financing and cash management services to its subsidiaries, including the Company. Ameritech issues commercial paper and notes and secures bank loans to fund the working capital requirements of its subsidiaries and invests short-term excess funds on their behalf. Interest charged to the Company by Ameritech for financing was $35.8 million in 1996, $38.3 million in 1995 and $27.1 million in 1994. (See Note E).

   B. Income Taxes

     The components of income tax expense follow:

                                            1996        1995        1994
                                            ----        ----        ----
   Federal
     Current........................  $   292.9   $   211.7   $   226.0
     Deferred, net...................       7.3        87.5       (41.9)
     Investment tax credits, net.....     (11.4)      (14.2)      (14.6)
                                      ---------   ---------   ---------
   Total.............................     288.8       285.0       169.5
                                       ---------   ---------   ---------
   State and Local
     Current.........................      65.6        33.2        43.5
     Deferred, net...................      11.5        16.0        (6.7)
                                      ---------   ---------   ---------
     Total...........................      77.1        49.2        36.8
                                       ---------   ---------   ---------
   Total income tax expense.......... $   365.9   $   334.2   $   206.3
                                       =========   =========   =========


      Total income taxes paid were $308.0 million, $312.6 million, and $290.2 million in 1996, 1995 and 1994, respectively.

      The following is a reconciliation between the statutory federal income tax rate for each of the past three years and the Company's effective tax rate:

                                            1996        1995        1994
                                            ----        ----        ----
   Statutory federal income
    tax rate.........................      35.0%       35.0%       35.0%

   State income taxes, net of
    federal benefit..................       5.7         3.5         4.5

   Reduction in tax expense due to
      amortization of investment tax
      credits........................      (0.8)       (1.0)       (2.7)

   Real estate write-down requiring
    valuation allowance............         -           -           2.5

   Benefit of tax rate differential applied
      under FAS 71 applied to reversing
    temporary differences............       -           -          (1.3)

   Other.............................       1.6        (0.7)        0.7
                                       ---------   ---------   ---------

   Effective income tax rate.........      41.5%       36.8%       38.7%
                                       =========   =========   =========


      As of December 31, 1996 and 1995 the components of long-term accumulated deferred income taxes were as follows:

                                                1996        1995
                                                ----        ----
       Deferred tax assets
        Postretirement and
         postemployment benefits.......     $  381.0    $  389.5
        Other..........................         21.0         8.8
                                            --------    --------
                                               402.0       398.3
                                            --------    --------
       Deferred tax liabilities
        Accelerated depreciation.......        532.6       510.2
        Prepaid pension cost...........        111.5        95.2
        Other..........................          2.8        13.7
                                            --------    --------
                                               646.9       619.1
                                            --------    --------
       Net deferred tax liability......     $  244.9    $  220.8
                                            ========    ========

      Deferred income taxes in current assets and liabilities relate primarily to temporary differences resulting from vacation pay, uncollectibles, and work force restructuring. The Company had valuation allowances against certain deferred tax assets aggregating $12.0 million as of December 31, 1996 and 1995.

   C.  Property, Plant and Equipment

      The components of property, plant and equipment are as follows:

                                                1996        1995
                                                ----        ----
       Land............................     $   37.4    $   38.8
       Buildings.......................        784.4       755.3
       Central office equipment........      3,470.6     3,183.6
       Cable, wiring and conduit.......      3,753.6     3,559.0
       Other...........................        735.8       846.0
                                            --------    --------
                                             8,781.8     8,382.7
       Under construction..............         55.1        62.0
                                            --------    --------
                                             8,836.9     8,444.7
       Less, accumulated depreciation..      5,007.0     4,689.4
                                            --------    --------
                                            $3,829.9    $3,755.3
                                            ========    ========

      Depreciation expense on property, plant and equipment was $570.4 million, $537.9 million and $527.1 million in 1996, 1995 and 1994, respectively.

   D. Employee Benefit Plans

      Pension Plans - Ameritech maintains noncontributory defined benefit pension plans covering substantially all of the Company's employees and death benefit plans for nonmanagement employees. Pension credits are allocated to subsidiaries based upon the percentage of compensation for the management plan and per employee for the nonmanagement plan. The Company's funding policy is to contribute annually an amount up to the maximum amount that can be deducted for federal income tax purposes. However, due to the funded status of the plans, no contributions have been made for the years reported below. The following data provides information on the Company's credits for the Ameritech plans:

                                        1996        1995       1994
                                        ----        ----       ----
    Pension credits............    $   (40.7)  $   (33.8)  $  (60.0)
    Current year credits
     as a percent of
     salaries and wages........         (6.0)%      (5.3)%     (8.0)%

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

      The assets of the Ameritech plans consist principally of debt and equity securities, fixed income investments and real estate. As of December 31, 1996, the fair value of plan assets available for plan benefits exceeded the projected benefit obligation (calculated using a discount rate of 7.5% and 6.9% as of December 31, 1996 and 1995, respectively). The assumed long-term rate of return on plan assets used in determining pension credits (or income) was 8.0% for 1996 and 7.25% for 1995 and 1994. The assumed increase in future compensation, also used in the determination of the projected benefit obligation, was 4.2% in 1996 and 4.5% in 1995.

      Postretirement Benefits Other Than Pensions - Ameritech sponsors health care and life insurance plans which provide noncontributory postretirement benefits to substantially all of the Company's retirees and their dependents. Ameritech accrues the cost of postretirement benefits granted to employees as expense over the period in which the employee renders service and becomes eligible to receive benefits. The cost of postretirement health care and life insurance benefits for current and future retirees is recognized as determined under the projected unit credit actuarial method. Ameritech allocates its retiree health care cost on a per participant basis, whereas group life insurance is allocated based on compensation levels.

      Ameritech has provided for part of the cost of these plans by making contributions for health care benefits to voluntary employee benefit association trust funds (VEBAs) and maintains retirement funding accounts (RFAs) to provide life insurance benefits. Ameritech intends to continue to fund the nonmanagement VEBA. Funding of the management VEBA was suspended effective in 1994. The nonmanagement VEBA and the RFAs earn income without tax. Plan assets consist principally of corporate securities and bonds.

      Certain disclosures are required as to the components of postretirement benefit costs and the funded status of the plans. Such disclosures are not presented for the Company as the structure of the Ameritech plans does not permit the data to be readily disaggregated. However, the Company has been advised by Ameritech as to the following assumptions used in determining FAS 106 costs. As of December 31, 1996, the accumulated postretirement benefit obligation exceeded the fair value of plan assets available for plan benefits. The assumed discount rate used to measure the accumulated postretirement benefit obligation was 7.5% as of December 31, 1996 and 6.9% as of December 31, 1995. The assumed rate of increase in future compensation levels was 4.2% in 1996 and 4.5% in 1995. The expected long-term rate of return on plan assets was 8.0% in 1996 and 7.25% in 1995 and 1994 on VEBAs, and 8.0% in 1996, 1995 and 1994
   on RFAs. The assumed health care cost trend rate in 1996 was 8.4% and 8.8% in 1995, and is assumed to decrease gradually to 4.0% in 2007 and remain at that level. The assumed health care cost trend rate is 8.0% for 1997. The health care cost trend rate has a significant effect on the amounts reported for costs each year, as well as on the accumulated postretirement benefit obligation. Specifically, increasing the assumed health care cost trend rate by one percentage point in each year would have increased the 1996 annual expense by approximately 15.6%.

      Postretirement benefit cost under FAS 106 was $95.6 million in 1996, $88.6 million in 1995 and $90.2 million in 1994.

      As of December 31, 1996, the Company had approximately 18,000 retirees eligible to receive health care and group life insurance benefits.

      Work Force and Other Restructuring - During March 1994,
   Ameritech announced a plan to reduce its existing nonmanagement work force. As of December 31, 1995, 3,503 employees had left the Company as a result of this restructuring. See additional discussion in Management's Discussion and Analysis of Results of Operations.

      As a result of this restructuring, a pretax charge of $196.5 million, or $118.4 million after-tax, was recorded in 1994. In 1995, a credit of $57.1 million, or $30.4 million after-tax, was recorded resulting primarily from settlement gains from lump-sum pension payments to former employees, net of additional restructuring charges of $15.5 million recorded in the fourth quarter of 1995. The fourth quarter restructuring charges included $11.2 million associated with increased force costs related to the restructuring started in 1994, as well as planned work force reductions due to consolidation of Ameritech's data centers. In connection with this consolidation, an additional $4.3 million was recorded to write down certain data processing equipment to estimated net realizable value. The cumulative gross program cost through December 31, 1995 totaled $335.7 million, partially offset by settlement gains of $196.3 million for an aggregate pretax net program cost of $139.4 million, or $88.0 million after-tax.

      Management Work Force Reductions - Effective January 1, 1995, management employees who are asked to leave the Company will receive a severance payment under the Management Separation Benefit Program
   (MSBP). The Company accounts for this benefit in accordance with FAS 112, "Employers' Accounting for Postemployment Benefits," accruing the separation cost when incurred. The number of employees leaving the Company under the MSBP and the predecessor plan was 73 in 1996, 57 in 1995 and 277 in 1994.

      Settlement gains result from the payment of lump-sum distributions from the pension plan to former employees and are recorded as a credit to other operating expense. Settlement gains, net of termination costs, under the plans were $5.5 million, $8.9 million and $13.0 million in 1996, 1995 and 1994, respectively. The involuntary plans are funded from Company operations and required cash payments of $1.7 million, $1.4 million and $9.6 million in 1996, 1995 and 1994, respectively.

   E. Debt Maturing Within One Year

      Debt maturing within one year is included as debt in the computation of debt ratios and consisted of the following as of December 31:
                                                1996        1995
                                                ----        ----
       Notes payable - Ameritech.......     $  735.3    $  544.0
        Long-term debt maturing
        within one year................         51.5         1.3
                                            --------    --------
       Total...........................     $  786.8    $  545.3
                                            ========    ========

       Weighted average interest
        rate of notes payable,
        year-end.......................          5.4%        5.8%
                                            ========    ========

      As of December 31, 1996, $50.0 million of long-term debt was reclassified to debt maturing within one year to reflect First
   Mortgage bonds, Series G, 4 7/8%, which mature in July 1997.

   F.  Long-Term Debt

      Long-term debt consists principally of mortgage bonds and debentures issued by the Company.

      The following table sets forth interest rates, scheduled maturities and other information on long-term debt outstanding as of December 31:

                                                       1996        1995
                                                       ----        ----
   First Mortgage bonds:
     Series G, 4 7/8%, due July 1, 1997......     $     -     $    50.0
     Series H, 4 3/8%, due July 1, 2003......          50.0        50.0
     Series K, 7 5/8%, due April 1, 2006.....         200.0       200.0
   Forty year 8 1/2% debentures,
     due April 22, 2026......................         275.0       275.0
   Thirty-one year 7 1/4% debentures,
     due March 15, 2024......................         200.0       200.0
   Thirty year 7 1/8% debentures,
     due July 1, 2023........................         100.0       100.0
   Thirty-one year 6 5/8% debentures,
     due February 1, 2025....................         100.0       100.0
   Ten year 5 4/5% notes,
     due February 1, 2004....................         100.0       100.0
                                                  ---------   ---------
                                                    1,025.0     1,075.0
   Capital lease obligations.................           4.2         3.4
   Unamortized discount, net.................         (16.9)      (17.2)
                                                  ---------   ---------
   Total.....................................     $ 1,012.3   $ 1,061.2
                                                  =========   =========

      The Company has filed a registration statement with the Securities and Exchange Commission for issuance of up to $550.0 million in unsecured debt securities. As of December 31, 1996, $200.0 million of debt had been issued under this shelf registration.

      Over the next five years, only the Series G 4 7/8%, First
   Mortgage Bonds with a principal amount of $50.0 million and a maturity date of July 1, 1997 are scheduled to be retired.

      Substantially all property, plant and equipment owned by the Company is subject to lien under the indenture covering first mortgage bonds.

   G. Lease Commitments

      The Company leases certain facilities and equipment used in its operations under both operating and capital leases. Rental expense under operating leases was $31.1 million, $29.8 million and $26.5 million for 1996, 1995 and 1994, respectively. As of December 31, 1996, the aggregate minimum rental commitments under noncancelable leases were approximately as follows:

       Years                              Operating    Capital
       -----                              ---------    -------
       1997 ...........................     $   7.3    $   1.8
       1998 ...........................         7.3        1.2
       1999 ...........................         6.1        0.8
       2000 ...........................         5.7        0.7
       2001 ...........................         5.6        2.2
       Thereafter .....................        31.6        0.3
                                            -------    -------
       Total minimum lease commitments.     $  63.6    $   7.0
                                            =======
       Less:  amount representing
                executory costs........                    -
              amount representing
                interest costs.........                    1.4
                                                       -------
       Present value of minimum
        lease payments ................                $   5.6
                                                       =======

   H.  Financial Instruments

      The following table presents the estimated fair value of the Company's financial instruments as of December 31, 1996 and 1995:

                                                     1996
                                                -------------
                                            Carrying      Fair
                                              Value      Value
                                              -----      -----
       Cash and temporary cash
        investments....................    $    -     $    -
       Debt ...........................     1,833.6    1,845.6
       Long-term payable to ASI
        (for postretirement benefits)..        25.5       25.5
       Other assets....................         5.3        5.3
       Other liabilities...............         4.7        4.7

                                                     1995
                                                -------------
                                            Carrying      Fair
                                              Value      Value
                                              -----      -----
       Cash and temporary cash
        investments....................    $    0.3   $    0.3
       Debt ...........................     1,645.0    1,695.1
       Long-term payable to ASI
        (for postretirement benefits)..        27.3       27.3
       Other assets....................         5.6        5.6
       Other liabilities...............        11.1       11.1

      The following methods and assumptions were used to estimate the fair value of financial instruments:

      Cash and temporary cash investments - The carrying value approximates fair value because of the short-term maturity of these instruments.

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

   I. Discontinuation of Regulatory Accounting - FAS 71

      In 1994, having achieved price regulation and recognizing increased competition, the Company concluded that GAAP prescribed by FAS 71 was no longer appropriate.

      As a result of discontinuing the application of FAS 71, the Company recorded an extraordinary noncash after-tax charge of $728.6 million in 1994. The following table is a summary of the extraordinary charge.

                                              Pretax   After-Tax
                                              ------   ---------
     Increase to the accumulated
      depreciation balance.............     $1,151.5    $  693.9
     Elimination of other
      net regulatory assets............         82.1        49.4
     Tax-related net regulatory
      liabilities......................          -           5.5
     Accelerated amortization of
      tax credits......................          -         (20.2)
                                            --------    --------
                                            $1,233.6    $  728.6
                                            ========    ========


      The adjustment of $1,151.5 million to net property, plant and equipment was necessary because estimated useful lives and depreciation methods historically prescribed by regulators did not keep pace with technological changes and differed significantly from those used by nonregulated enterprises. Plant balances were adjusted by increasing the accumulated depreciation balance. The necessary adjustment was determined by a discounted cash flow analysis which considered technological changes, capital requirements and estimated impacts of future competition. To corroborate this study, a depreciation reserve study was also performed that identified inadequate accumulated depreciation levels by individual asset categories. The Company believes these levels developed over the years as a result of the systematic underdepreciation of assets resulting from the regulatory process.

      When adjusting its net property, plant and equipment, the Company gave effect to shorter, more economically realistic lives, as previously outlined in Note A.

      The discontinuation of FAS 71 also required the Company to eliminate from its balance sheet the effects of any actions of regulators that had been recognized as assets and liabilities pursuant to FAS 71, but would not have been recognized as assets and liabilities by nonregulated enterprises. The elimination of other net regulatory assets primarily related to certain deferred vacation pay, debt financing costs and certain deferred assets.

      Additionally, at the time the Company discontinued the application of FAS 71, the income tax-related regulatory assets and liabilities were eliminated and deferred tax balances adjusted to reflect application of FAS 109, "Accounting for Income Taxes", consistent with other nonregulated enterprises. As asset lives were shortened, the related unamortized investment tax credits deemed already earned were credited to income.

   J.  Stock Options

      During 1995, the Financial Accounting Standards Board issued FAS 123, "Accounting for Stock-Based Compensation." This pronouncement requires that Ameritech calculate the value of stock options at the date of grant using an option pricing model. Ameritech elected the "pro forma, disclosure only" option permitted under FAS 123, instead of recording a charge to operations. Certain Company management personnel receive Ameritech stock options; however, the portion of the option programs allocable to Company employees is not significant.

   K.  Additional Financial Information

                                                  As of December 31,
                                                  ------------------
                                                   1996        1995
                                                   ----        ----
   Balance Sheets
   Other current liabilities:
     Accrued payroll.......................   $    21.3   $    22.2
     Compensated absences..................        53.3        53.0
     Accrued taxes.........................       101.7        24.4
     Income taxes deferred one year........       (38.7)      (33.5)
     Advance billings and customer
       deposits............................        86.0        76.8
     Dividend payable......................         -         154.2
     Accrued interest......................        31.5        32.0
     Other.................................        37.0        32.9
                                              ---------   ---------
      Total................................   $   292.1   $   362.0
                                              =========   =========

      Advertising and promotion costs were $53.3 million, $52.6 million and $35.5 million in 1996, 1995 and 1994, respectively. Interest paid was $120.4 million, $118.0 million and $106.3 million in 1996, 1995 and 1994, respectively.

      Revenues from AT&T, consisting principally of interstate network access and billing and collection services revenues, comprised approximately 11% of total revenues in 1994. No other customer accounted for more than 10% of total revenues in that year. No customer accounted for more than 10% of revenues either in 1996 or 1995.

   L.  Other Income, Net

      The components of other income, net were as follows:

                                       1996        1995        1994
                                       ----        ----        ----
   Equity in earnings of ASI..    $    12.7   $    11.9   $    16.6
   Other, net.................         (2.0)       (4.4)       (7.6)
                                  ---------   ---------   ---------
     Total....................    $    10.7   $     7.5   $     9.0
                                  =========   =========   =========

   M.  Quarterly Financial Information (Unaudited)

                                          Operating     Net
                               Revenues    Income     Income
                               --------    ------      ------
   1996
   ----
    First Quarter.............  $ 897.1   $ 240.3   $ 130.8
    Second Quarter............    918.8     249.5     131.6
    Third Quarter.............    908.9     219.6     113.8
    Fourth Quarter............    938.3     277.0     138.7
                                -------   -------   -------
      1996 Total.............. $3,663.1   $ 986.4   $ 514.9
                                =======   =======   =======
   1995
   ----
    First Quarter.............  $ 809.3   $ 296.7   $ 167.1
    Second Quarter............    859.6     257.0     146.0
    Third Quarter.............    872.7     247.5     140.2
    Fourth Quarter............    872.4     216.0     120.0
                                -------   -------   -------
      1995 Total.............. $3,414.0  $1,017.2   $ 573.3
                                =======   =======   =======

      Total nonmanagement work force restructuring credits in 1995 were $57.1 million or $30.4 million after-tax as follows: $76.9 million or $46.4 million after-tax in the first quarter and net charges of $5.8 million or $3.6 million after-tax in the third quarter and $14.0 million or $12.4 million after-tax in the fourth quarter.

      All adjustments necessary for a fair statement of results for each period have been included.

   N.  Calculation of Ratio of Earnings to Fixed Charges

      The ratio of earnings to fixed charges of the Company for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 was 7.73 ,
   7.99, 5.45, 5.82 and 5.68, respectively.

      For the purpose of calculating this ratio, (i) earnings have been calculated by adding to income before interest expense and extraordinary item, the amount of related taxes on income, the portion of rentals representative of the interest factor and undistributed equity earnings, (ii) the Company considers one-third of rental expense to be the amount representing return on capital, and (iii) fixed charges comprise total interest expense, capitalized interest and such portion of rentals.

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      No changes in or disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure occurred during the period covered by this annual report.

                                   PART IV



Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


(a)  Documents filed as part of the report:

    (1) Financial Statements:

                                                                  Page
                                                                  ----
        Selected Financial and Operating Data.....................   9
        Report of Independent Public Accountants..................  17
        Statements:
          Statements of Income and Accumulated Deficit..            18
          Balance Sheets..........................................  19
          Statements of Cash Flows................................  20
          Notes to Financial Statements...........................  21

    (2) Financial Statement Schedule:

        II  Valuation and Qualifying Accounts..................     35

      Financial statement schedules other than the one listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

     (3) Exhibits

      Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

   Exhibit
   Number
   ------
    3a - Certificate of Incorporation of the Company as amended and restated March 21, 1990 (Exhibit 3a to Form 10-K for 1989, File No. 1-2222).

    3b - By-laws of the Company, effective March 21, 1990 (Exhibit 3b to Form 10-K for 1989, File No. 1-2222).

    4b - No instrument which defines the rights of holders of long and intermediate term debt of the Company is filed herewith pursuant to Regulation S-K, Item
          601(b)(4)(iii)(A). Pursuant to this regulation, the Company hereby agrees to furnish a copy of any such instrument to the SEC upon request.

    10a - Reorganization and Divestiture Agreement between American
          Telephone and Telegraph Company, American Information Technologies Corporation and Affiliates, dated as of November 1, 1983 (Exhibit 10a to Form 10-K for 1983 for American Information Technologies Corporation, File No. 1-
          8612).

    10b - Agreement Concerning Illinois Bell Mortgage Bonds with
          American Telephone and Telegraph Company dated January 1, 1984 (Exhibit (10)(ii)(B)8 to Form 10-K for 1983, File No. 1-2222).

    10c - Ordinance authorizing the Company to construct, maintain and operate a telephone system in the City of Chicago, effective July 30, 1931 (Exhibit 5-C to Registration
          Statement No. 2-42370).

    12 - Computation of ratio of earnings to fixed charges for the five years ended December 31, 1996.

    23 -  Consent of Arthur Andersen LLP.

    27 -  Financial Data Schedule for the year ended December 31,
          1996.

(b)  Reports on Form 8-K:

   No Form 8-K was filed by the registrant during the fourth quarter of 1996.

                                 SIGNATURES
                                 ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ILLINOIS BELL TELEPHONE COMPANY


                                      /s/ Ronald G. Pippin
                                 -----------------------------
                                       Ronald G. Pippin,
                                          Comptroller

   March 11, 1997

      Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

   Principal Executive Officer:

   /s/ Douglas L. Whitley
   -----------------------------
   Douglas L. Whitley,
        President

   Principal Financial and Accounting Officer:

   /s/ Ronald G. Pippin
   -----------------------------
    Ronald G. Pippin,
       Comptroller

   Ameritech Corporation:

      /s/ Barry K. Allen
   -----------------------------
       Barry K. Allen,
      Executive Vice President,
   Consumer and Business Services

   The sole shareowner of the registrant, which is a statutory close corporation managed by the shareowner rather than by a board of directors.

   March 11, 1997
                                     34

                         ILLINOIS BELL TELEPHONE COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          ALLOWANCE FOR UNCOLLECTIBLES
                              (Dollars in Millions)


       COL. A        COL. B            COL. C                COL. D      COL. E
       ------        ------      -----------------           ------      ------
                                     Additions
                                 -----------------
                 Balance at   Charged       Charged                    Balance
                 Beginning        to       to Other                  at End of
                 of Period   Expense (a)  Accounts (b)  Deductions (c)  Period
                 ---------   ----------   -----------   -------------   ------

Year 1996...........$  48.8    $ 106.4       $114.5       $ 188.1      $  81.6
Year 1995...........   43.9       42.8         66.2         104.1         48.8
Year 1994...........   36.7       42.7         66.8         104.3         43.9

 ----------------------


   (a)Excludes direct charges and credits to expense on the statements of income and accumulated deficit related to interexchange carrier receivables.

   (b)Includes principally amounts related to the interexchange carrier receivables which are being billed by the Company and amounts previously written off which were credited directly to this account when recovered, as well as a reclassification in 1996 of $15.7 million from current liabilities to more accurately state the allowance.

   (c)Amounts written off as uncollectible.