Form 10-Q
period 1997-03-31
ILLINOIS BELL TELEPHONE CO
filed 1997-05-06
CIK 49789

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              Form 10-Q


        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


            For the Quarterly Period Ended March 31, 1997

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


  At April 30, 1997, 81,938,121 common shares were outstanding.

                   Part I - Financial Information
                   ------------------------------
       CONDENSED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                        (Dollars in Millions)
                             (Unaudited)

                                               Three Months Ended
                                                     March 31
                                                ----------------
                                               1997          1996
                                               ----          ----
Revenues
  Local service......................       $   537.2     $   510.5
  Interstate network access..........           195.5         191.0
  Intrastate network access..........            32.7          24.5
  Long distance services.............            56.5          64.1
  Other..............................           106.5         107.0
                                            ---------     ---------
                                                928.4         897.1
                                            ---------     ---------
Operating expenses
  Employee-related expenses..........           200.0         203.8
  Depreciation and amortization......           148.8         140.7
  Other operating expenses...........           314.4         292.8
  Taxes other than income taxes......            22.4          19.5
                                            ---------     ---------
                                                685.6         656.8
                                            ---------     ---------
Operating income.....................           242.8         240.3
Interest expense.....................            28.7          28.1
Other income, net ...................             2.0           3.5
                                            ---------     ---------
Income before income taxes...........           216.1         215.7
Income taxes.........................            83.7          84.9
                                            ---------     ---------
Net income...........................           132.4         130.8

Accumulated deficit,
  beginning of period................          (383.6)       (465.8)
    Less, dividends declared.........           134.0         130.3
                                            ---------     ---------
Accumulated deficit,
  end of period......................       $  (385.2)    $  (465.3)
                                            =========     =========


See Notes to Condensed Financial Statements.
                               Page 2

                        CONDENSED BALANCE SHEETS
                          (Dollars in Millions)

                                          March 31, 1997  Dec. 31, 1996
                                          --------------  -------------
                                            (Unaudited)   (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
ASSETS

Current assets
 Cash and temporary cash investments.........  $    --       $    --
 Receivables, net
   Customers.................................      773.7         836.9
   Ameritech and affiliates..................        2.8          53.0
   Other.....................................       60.7          23.4
 Material and supplies.......................       14.4          18.7
 Prepaid and other...........................       16.7          17.0
                                               ---------     ---------
                                                   868.3         949.0
                                               ---------     ---------
Property, plant and equipment................    8,943.7       8,836.9
Less, accumulated depreciation...............    5,127.8       5,007.0
                                               ---------     ---------
                                                 3,815.9       3,829.9
                                               ---------     ---------
Investments, primarily in affiliates.........       75.7          85.6
Other assets and deferred charges............      329.0         325.8
                                               ---------     ---------
Total assets.................................  $ 5,088.9     $ 5,190.3
                                               =========     =========


See Notes to Condensed Financial Statements.

                          (Dollars in Millions)

                                          March 31, 1997  Dec. 31, 1996
                                          --------------  -------------
                                            (Unaudited)   (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
 Debt maturing within one year
  Ameritech.................................   $   591.2     $   735.3
  Other.....................................        51.3          51.5
 Accounts payable
  Ameritech Services, Inc. (ASI)............       177.7         178.7
  Ameritech and affiliates..................        30.4          20.8
  Other.....................................       226.0         244.1
 Other current liabilities..................       357.5         292.1
                                               ---------     ---------
                                                 1,434.1       1,522.5
                                               ---------     ---------
Long-term debt..............................     1,012.0       1,012.3
                                               ---------     ---------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes..........       240.9         244.9
 Unamortized investment tax credits.........        47.4          49.6
 Postretirement benefits
   other than pensions......................       917.7         921.1
 Long-term payable to ASI...................        23.6          25.5
 Other .....................................        93.6          93.2
                                               ---------     ---------
                                                 1,323.2       1,334.3
                                               ---------     ---------
Shareowner's equity
 Common shares - ($20 par value;
   100,000,000 shares authorized;
   81,938,121 issued and outstanding).......     1,638.8       1,638.8
 Proceeds in excess of par value............        66.0          66.0
 Accumulated deficit........................      (385.2)       (383.6)
                                               ---------     ---------
                                                 1,319.6       1,321.2
                                               ---------     ---------
Total liabilities and shareowner's equity...   $ 5,088.9     $ 5,190.3
                                               =========     =========


See Notes to Condensed Financial Statements.

                   CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in Millions)
                               (Unaudited)

                                                   Three Months Ended
                                                       March 31
                                                     -------------
                                                   1997         1996
                                                   ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................   $  132.4     $  130.8
 Adjustments to net income
  Depreciation and amortization...............      148.8        140.7
  Deferred income taxes, net..................       (3.2)       (13.3)
  Investment tax credits, net.................       (2.2)        (2.9)
  Capitalized interest........................       (0.7)        (0.9)
  Change in accounts receivable, net..........       76.1        (30.6)
  Change in material and supplies.............        1.6          1.8
  Change in certain other current assets......        0.3          6.1
  Change in accounts payable..................       (9.5)       (59.4)
  Change in certain other current
   liabilities................................       64.6        102.9
  Change in certain other noncurrent
   assets and liabilities.....................       (8.1)       (20.1)
  Other operating activities, net............        10.3          8.3
                                                 --------     --------
Net cash from operating activities............      410.4        263.4
                                                 --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..........................     (134.1)      (126.7)
Proceeds from disposals of
 property, plant and equipment................        2.1          1.1
Other investing activity......................       --           (0.1)
                                                 --------     --------
Net cash from investing activities............     (132.0)      (125.7)
                                                 --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany financing, net...................     (144.1)       144.4
Issuance of long-term debt....................       --            3.0
Retirements of long-term debt.................       (0.3)        (0.7)
Dividend payments.............................     (134.0)      (284.5)
                                                 --------     --------
Net cash from financing activities............     (278.4)      (137.8)
                                                 --------     --------
Net decrease in cash and
 temporary cash investments...................       --           (0.1)
Cash and temporary cash investments,
 beginning of period..........................       --            0.3
                                                 --------     --------
Cash and temporary cash investments,
 end of period................................   $   --       $    0.2
                                                 ========     ========


See Notes to Condensed Financial Statements.

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                        (Dollars in Millions)

                           March 31, 1997

NOTE 1:   Preparation of Interim Financial Statements

The condensed financial statements of Illinois Bell Telephone Company (Illinois Bell or the Company) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission
(SEC). These financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities and the amounts of revenues and expenses. Actual amounts could differ from those estimates. In the Company's opinion, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

NOTE 2:   Pending Acquisition

On April 8, 1997, the Company entered into a definitive agreement with Sprint Corporation (Sprint) under which a subsidiary of the Company will purchase a portion of the assets of Sprint's local exchange business in Illinois (Central Telephone Company of Illinois or Centel) for approximately $160 million. Under terms of the agreement, the subsidiary will purchase Centel's telephone assets used to serve approximately 136,000 residential and business customer access lines in a small portion of Chicago and part or all of ten Chicago suburbs. The transaction is expected to be concluded in 1997, pending regulatory approval.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first three months of 1997 as compared with the first three months of 1996.

Results of Operations
---------------------
Revenues
--------
Total revenues in the first three months of 1997 were $928.4 million and were $897.1 million for the same period in 1996, an increase of $31.3 million. The increase was primarily attributable to growth in access lines and sales of call management services, as well as increases in switched minutes of use resulting from higher network usage volumes. These increases were partially offset by net rate reductions.

---------------------------------------------------------------------
Local service
-------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $  537.2   $  510.5    $  26.7      5.2

Local service revenues include basic monthly service fees and usage charges, fees for call management services, installation and connection charges and public phone revenues. The increase in local service revenues for the three months ended March 31, 1997 was due largely to higher network usage volumes, resulting primarily from access line growth of 3.1 percent over the prior year period. Second line additions by residential and small business customers contributed to the increase in access lines. Sales of call management services, such as Call Forwarding, Call Waiting and Caller ID continued to grow as well, fueled by customer demand for additional flexibility and convenience. These increases were partially offset by rate decreases pursuant to alternative regulation.

There were 6,534,000 access lines in service as of March 31, 1997 compared with 6,335,000 as of March 31, 1996.

---------------------------------------------------------------------
Network access
--------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Interstate
----------
Three Months Ended           $  195.5   $  191.0    $   4.5      2.4

Intrastate
----------
Three Months Ended           $   32.7   $   24.5    $   8.2     33.5

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

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Network access (cont'd.)
------------------------
The increase in interstate network access revenues for the three months ended March 31, 1997 was due primarily to an increase in network minutes of use, resulting from overall growth in the volume of calls handled for interexchange carriers. Greater demand for dedicated services by Internet service providers and other high-capacity users also contributed to the increase. These revenue increases were partially offset by rate reductions. Interstate minutes of use for the three months ended March 31, 1997 increased by
7.2 percent over the comparable prior year period.

The increase in intrastate network access revenues for the three months ended March 31, 1997 was due primarily to volume increases, largely resulting from increased network usage by alternative providers of intraLATA toll service in Illinois. These volume increases were largely offset, however, by decreases in revenue from intraLATA long distance service, as discussed below. Rate decreases also partially offset the volume increases. Minutes of use related to intrastate calls increased by 46.9 percent in the first three months of 1997 compared with the prior-year period.

---------------------------------------------------------------------
Long distance service
---------------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   56.5   $   64.1    $  (7.6)   (11.9)

Long distance service revenues are derived from customer calls to locations outside of their local calling areas, but within the same Local Access and Transport Area (LATA). The decrease in long distance service revenues for the three months ended March 31, 1997 resulted primarily from other telecommunications carriers choosing to bill their own customers for local toll calling. Previously, these carriers had allowed the Company to collect these revenues in exchange for the payment of access charges to complete the calls on the carriers' networks. As a result, this revenue decrease was substantially offset by a corresponding decrease in access charge expenses. As discussed in intrastate network access above, increased competition from alternative intraLATA toll providers, resulting from the implementation of Dial 1+ capability in Illinois, also contributed to the decrease.

---------------------------------------------------------------------
Other
-----
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $  106.5   $  107.0    $  (0.5)    (0.5)

Other revenues include revenues derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. The decrease in other revenues for the three months ended March 31, 1997 was due primarily to a decrease in revenues from equipment sales and other nonregulated services, as well as a decrease in miscellaneous operating revenues. These decreases were partially offset by increases in revenues from inside wiring installation and maintenance and billing and collection services.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Operating expenses
------------------

Total operating expenses for the three months ended March 31, 1997 increased by $28.8 million or 4.4 percent to $685.6 million. The increase resulted primarily from increases in other operating expenses, such as uncollectibles and contract services, as well as depreciation expense, partially offset by a decrease in employee-related expenses, as discussed below.

---------------------------------------------------------------------
Employee-related expenses
-------------------------

                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $  200.0   $  203.8    $  (3.8)    (1.9)

The decrease in employee-related expenses for the three months ended March 31, 1997 was primarily due to decreases in wages and salaries expense, reflecting lower overtime and force levels, partially offset by higher wage rates. This decrease was partially offset by an increase in employee benefit expenses.

There were 14,773 employees as of March 31, 1997, compared with 14,885 as of March 31, 1996.

---------------------------------------------------------------------
Depreciation and
  amortization
------------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $  148.8   $  140.7    $   8.1      5.8

The increase in depreciation and amortization expense for the three months ended March 31, 1997 was due to higher average plant balances and the use of higher depreciation rates in certain plant categories due to the use of shorter depreciable lives for newer technologies.

---------------------------------------------------------------------
Other operating expenses
------------------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $  314.4   $  292.8    $  21.6      7.4

The increase in other operating expenses for the three months ended March 31, 1997 was due to increases in uncollectibles and other expenses related to increased sales efforts for call management services, such as voice messaging and other nonregulated services. Higher contract and affiliated services expenses related primarily to systems programming and reengineering also contributed to the increase. These increases were partially offset by decreases in cost of sales and advertising expenses, due to the timing of planned marketing campaigns, as well as decreases in access charge expenses and right-to-use fees for switching system software.
                               Page 9

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Taxes other than income taxes
-----------------------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   22.4   $   19.5    $   2.9     14.9

Taxes other than income taxes consist of property taxes, gross receipts taxes and other taxes not directly related to earnings. The increase in taxes other than income taxes for the three months ended March 31, 1997 was primarily due to higher capital stock taxes and a surcharge imposed for emergency 911 service.

---------------------------------------------------------------------
Other Income and Expenses
-------------------------
Interest expense
----------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   28.7   $   28.1    $   0.6      2.1

The increase in interest expense for the three months ended March 31, 1997 was due to increased miscellaneous interest expense, partially offset by a decrease in interest on balances in the Ameritech short-term funding pool.

---------------------------------------------------------------------
Other income, net
-----------------
                                                     Change
                                    March 31         Income   Percent
                                  ------------
(dollars in millions)            1997      1996    (Expense)   Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $    2.0   $    3.5    $  (1.5)   (42.9)

Other income, net includes equity in earnings of affiliates, interest income and other nonoperating items. The decrease in other income, net for the three months ended March 31, 1997 was due primarily to decreased equity earnings from Ameritech Services, Inc. (ASI), as well as an increase in nonoperating expenses, partially offset by increased interest income.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Income taxes
------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   83.7   $   84.9    $  (1.2)    (1.4)

The decrease in income taxes for the three months ended March 31, 1997 was due primarily to the effect of additional deferred taxes recorded in the first quarter of 1996 resulting from the Company's discontinuance of regulatory accounting. Excluding the effects of this item, income taxes increased in line with pretax earnings.

---------------------------------------------------------------------
Ratio of earnings to fixed charges
----------------------------------

The ratio of earnings to fixed charges for the three months ended
March 31 was 7.61 in 1997 and 7.93 in 1996.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Other Matters
--------------

Competition and the Telecommunications Act of 1996
--------------------------------------------------
The Company's local service markets have been opened to competition from interexchange carriers and other local service providers, as required by the Telecommunications Act of 1996 (the 1996 Act). Interconnection agreements that the Company has signed require it to allow access to network elements at cost-based rates or services at discounted, wholesale rates. These agreements may result in some downward pressure on local service revenues, as a portion of the Company's revenue shifts from local service at retail rates to network access at wholesale rates.

The 1996 Act was also designed to bring renewed scrutiny of the current universal service funding policy. Historically, network access charges have been used to help local exchange carriers ensure universal basic telephone service to all customers. The FCC is expected to review and possibly modify this policy during 1997. Any modifications by the FCC may result in changes to the Company's revenue stream related to network access charges.

The Company has signed a significant number of interconnection and resale agreements with competitors, paving the way for entry into the interLATA long distance market. However, FCC rules require that interLATA long distance service be offered by a separate subsidiary of Ameritech. Accordingly, Ameritech's entry into this market will not generate long distance revenues for Illinois Bell. As a result, the potential revenue decline brought by local service competition will not be offset at the Company by gains in long distance revenue.

It is impossible to predict the specific impact of the Telecom Act and other changes in the industry on Illinois Bell's business or financial condition. Notwithstanding the potential for an adverse effect on its revenue streams, the Company intends to pursue growth opportunities in its local exchange business.

---------------------------------------------------------------------
Illinois rate reductions
------------------------

On April 1, 1997, the Company filed its proposal for the annual rate changes required by the alternative regulation order approved by the Commission in October 1994. The Company is proposing a $38.9 million annual reduction based on criteria set forth in the order. The change will be implemented in July 1997 after the Commission review process is complete. These rate reductions will primarily impact local service revenues.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)


Private Securities Litigation Reform Act Safe Harbor Statement
--------------------------------------------------------------
Except for historical information contained herein, the above discussion contains certain forward-looking statements that involve potential risks and uncertainties. The Company's future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, changes in economic and market conditions, effects of state and federal regulation and the impact of new technologies. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events.

                         PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------
 (a)      Exhibits
          --------
          12 Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 1997 and March 31, 1996.

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



                                          ILLINOIS BELL TELEPHONE COMPANY
                                          -------------------------------
                                                   (Registrant)


  Date:  May 6, 1997                      /s/ Ronald G. Pippin
                                           ----------------------
                                           Ronald G. Pippin
                                           Comptroller