Form 10-Q
period 1998-09-30
ILLINOIS BELL TELEPHONE CO
filed 1998-11-13
CIK 49789

---------------------------------------------------------------------

U.S. Securities and Exchange Commission
Washington, D.C. 20549
-------------------------------------------

                                Form  10-Q

(Mark one)

-------------------------------------------
[x]  Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998
-------------------------------------------

or
-------------------------------------------

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

At October 31,1998, 81,938,121 common shares were outstanding.

                             TABLE OF CONTENTS

                                  PART I

ITEM                                                             Page
----                                                             ----

 1.    Financial Statements
       Condensed Consolidated Statements of Income and
          Accumulated Deficit for the three and nine months
          ended September 30, 1998 and 1997                        1


       Condensed Consolidated Balance Sheets as of
          September 30, 1998 and December 31, 1997                2-3


       Condensed Consolidated Statements of Cash Flows for
          the nine months ended September 30, 1998 and 1997        4


       Notes to Condensed Consolidated Financial Statements        5


 2.    Management's Discussion and Analysis
       of Results of Operations                                  6-18



                                  PART II


 6.  Exhibits and Reports on Form 8-K                             19

     Glossary                                                    21-22

                        Item 1 - Financial Statements
                        -----------------------------
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                            (Dollars in Millions)
                                 (Unaudited)

                                 Three Months Ended     Nine Months Ended
                                     September 30          September 30
                                   ----------------      ----------------
                                    1998       1997       1998       1997
                                    ----       ----       ----       ----

Revenues
  Local service................. $   598.9  $   556.2  $ 1,745.3  $ 1,649.7
  Interstate network access.....     206.6      181.5      611.7      589.8
  Intrastate network access.....      31.9       37.4       99.5      105.7
  Long distance service.........      61.1       51.1      169.9      164.8
  Other.........................     116.2      112.3      355.1      331.1
                                 ---------  ---------  ---------  ---------
                                   1,014.7      938.5    2,981.5    2,841.1
                                 ---------  ---------  ---------  ---------
Operating expenses
  Employee-related expenses.....     222.9      219.0      642.4      623.1
  Depreciation and amortization.     171.4      150.8      497.9      449.8
  Other operating expenses......     325.9      286.3      960.5      927.0
  Taxes other than income taxes.      28.8       22.7       67.4       66.8
                                 ---------  ---------  ---------  ---------
                                     749.0      678.8    2,168.2    2,066.7
                                 ---------  ---------  ---------  ---------
Operating income................     265.7      259.7      813.3      774.4
Interest expense................      30.1       27.9       91.8       84.7
Other income, net...............       1.6        2.0        2.9        5.5
                                 ---------  ---------  ---------  ---------
Income before income taxes......     237.2      233.8      724.4      695.2
Income taxes....................     100.5       98.6      306.5      277.5
                                 ---------  ---------  ---------  ---------
Net income......................     136.7      135.2      417.9      417.7

Accumulated deficit,
  beginning of period...........    (301.3)    (352.7)    (337.4)    (383.6)
    Less, dividends declared....     125.6      131.6      370.7      383.2
                                 ---------  ---------  ---------  ---------
Accumulated deficit,
  end of period................. $  (290.2) $  (349.1) $  (290.2)  $ (349.1)
                                 =========  =========  =========  =========




See Notes to Condensed Consolidated Financial Statements.

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in Millions)

                                           Sept. 30, 1998 Dec. 31, 1997
                                           -------------- -------------
                                             (Unaudited)  (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
ASSETS

Current assets
 Cash and temporary cash investments.........  $    49.6     $    20.9
 Receivables, net
   Customers.................................      752.7         826.7
   Ameritech and affiliates..................        5.3           5.6
   Other.....................................       23.2          63.1
 Material and supplies.......................       31.0          10.8
 Prepaid and other...........................       33.6          23.9
                                               ---------     ---------
                                                   895.4         951.0
                                               ---------     ---------
Property, plant and equipment................   10,004.3       9,586.3
Less, accumulated depreciation...............    5,952.1       5,588.9
                                               ---------     ---------
                                                 4,052.2       3,997.4
                                               ---------     ---------
Investments, primarily in affiliates.........      112.0         114.2
Other assets and deferred charges............      489.1         453.3
                                               ---------     ---------
Total assets.................................  $ 5,548.7     $ 5,515.9
                                               =========     =========


See Notes to Condensed Consolidated Financial Statements.

                          (Dollars in Millions)

                                           Sept. 30, 1998 Dec. 31, 1997
                                           -------------- -------------
                                             (Unaudited)  (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
 Debt maturing within one year
  Ameritech.................................   $   831.2     $ 1,077.6
  Other.....................................         1.3           0.9
 Accounts payable
  Ameritech Services, Inc. (ASI)............       140.9          63.2
  Ameritech and affiliates..................        86.1          48.2
  Other.....................................       249.6         223.3
 Other current liabilities..................       397.6         351.1
                                               ---------     ---------
                                                 1,706.7       1,764.3
                                               ---------     ---------
Long-term debt..............................     1,011.7       1,011.7
                                               ---------     ---------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes..........       297.1         284.0
 Unamortized investment tax credits.........        35.5          40.5
 Postretirement benefits
   other than pensions......................       903.0         906.5
 Long-term payable to ASI...................        21.8          23.7
 Other......................................        69.8          83.2
                                               ---------     ---------
                                                 1,327.2       1,337.9
                                               ---------     ---------
Shareowner's equity
 Common shares - ($20 par value;
   100,000,000 shares authorized;
   81,938,121 issued and outstanding).......     1,638.8       1,638.8
 Proceeds in excess of par value............       154.5         100.6
 Accumulated deficit........................      (290.2)       (337.4)
                                               ---------     ---------
                                                 1,503.1       1,402.0
                                               ---------     ---------
Total liabilities and shareowner's equity...   $ 5,548.7     $ 5,515.9
                                               =========     =========


See Notes to Condensed Consolidated Financial Statements.

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Millions)
                               (Unaudited)

                                                   Nine Months Ended
                                                     September 30
                                                     -------------
                                                   1998         1997
                                                   ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................   $  417.9     $  417.7
 Adjustments to net income
  Depreciation and amortization...............      497.9        449.8
  Deferred income taxes, net..................      (13.2)        (3.6)
  Investment tax credits, net.................       (5.0)        (6.7)
  Capitalized interest........................       (2.2)        (2.0)
  Change in accounts receivable, net..........      114.2         59.5
  Change in material and supplies...............    (32.4)        (1.5)
  Change in certain other current assets......       (9.8)        (3.5)
  Change in accounts payable..................      141.9        (59.0)
  Change in certain other current
   liabilities................................       73.5         20.5
  Change in certain other noncurrent
   assets and liabilities.....................       (5.9)       (23.4)
  Other operating activities, net.............        3.2          6.1
                                                 --------     --------
Net cash from operating activities............    1,180.1        853.9
                                                 --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..........................     (538.4)      (474.1)
Additional investments........................       --          (30.0)
Proceeds from (cost of) disposals of
 property, plant and equipment................        5.2          5.0
Other investing activities, net...............       --            0.8
                                                 --------     --------
Net cash from investing activities............     (533.2)      (498.3)
                                                 --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany financing, net...................     (246.4)        78.7
Retirements of long-term debt.................       (1.1)       (51.1)
Dividend payments.............................     (370.7)      (383.2)
Other financing activities, net...............       --            0.5
                                                 --------     --------
Net cash from financing activities............     (618.2)      (355.1)
                                                 --------     --------
Net change in cash and
 temporary cash investments...................       28.7          0.5
Cash and temporary cash investments,
 beginning of period..........................       20.9         --
                                                 --------     --------
Cash and temporary cash investments,
 end of period................................   $   49.6     $    0.5
                                                 ========     ========






See Notes to Condensed Consolidated Financial Statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Dollars in Millions)

                         September 30, 1998


NOTE 1:  Preparation of Interim Financial Statements

We have prepared the unaudited condensed consolidated financial statements in this report by following Securities and Exchange Commission rules that permit reduced disclosure for quarterly period reports. These financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities and the amounts of revenues and expenses. Actual amounts could differ from those estimates. We believe these statements include all adjustments necessary for a fair statement of results for each period shown. We believe our disclosures are adequate to make the presented information clear. You should read these financial statements in conjunction with the financial statements and notes included in our 1997 Annual Report on Form 10-K and the quarterly reports on Form 10-Q previously filed in 1998.

When reading these financial statements, you should be familiar with the terminology unique to our business. We have defined a number of terms in the glossary on pages 21 and 22.


NOTE 2: Merger Agreement

On May 11, 1998, our parent (Ameritech Corporation) jointly announced with SBC Communications Inc. (SBC) a definitive agreement to merge an SBC subsidiary with Ameritech in a transaction in which each share of Ameritech common stock will be converted into and exchanged for 1.316 shares of SBC common stock. After the merger, Ameritech will be a wholly owned subsidiary of SBC. The transaction was approved by the Board of Directors of each company and is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. The merger is subject to the satisfaction of certain conditions and regulatory approvals, as well as approval by the shareowners of each company. Ameritech shareowners will vote on the merger proposal at a special meeting of shareowners to be held on December 11, 1998. SBC has called a special meeting of its shareowners to consider various matters relating to this transaction on December 10, 1998.

            Item 2 - Management's Discussion and Analysis
                      of Results of Operations

The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first nine months of 1998 as compared with the same period last year.

RESULTS OF OPERATIONS
---------------------
Revenues
--------
Our revenues in the first nine months of 1998 were $2,981.5 million and were $2,841.1 million for the same period in 1997, an increase of $140.4 million. Increased demand for call management and data services, combined with access line growth and higher network usage volumes, drove the increase. Net rate reductions, resulting primarily from access charge reform, partially offset the increase.

---------------------------------------------------------------------
Local service
-------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Nine Months Ended            $1,745.3   $1,649.7    $  95.6      5.8

Local service revenues include basic monthly service fees and usage charges, fees for call management services, installation and connection charges, certain data services and most public phone revenues. Local service revenues increased for the nine months ended September 30, 1998 due largely to increased sales of call management services, resulting from strong growth in both the number of features in service and services provided on a pay-per-use basis. Access line growth of 5.3% over the prior year period, as well as net rate increases, also contributed to the increase.

There were 6,975,000 access lines in service as of September 30, 1998 compared with 6,622,000 as of September 30, 1997 (restated to standardize counting of voice-grade equivalent lines).

---------------------------------------------------------------------
Network access
--------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Interstate
----------
Nine Months Ended            $  611.7   $  589.8    $  21.9      3.7

Intrastate
----------
Nine Months Ended            $   99.5   $  105.7    $  (6.2)    (5.9)

Network access revenues are fees charged to interexchange carriers that use our local landline communications network to connect customers to their long distance networks. In addition, end users pay flat rate access fees to connect to the long distance networks. These revenues result from both interstate and intrastate services.

Interstate network access revenues increased for the nine months ended September 30, 1998 due primarily to an increase in network minutes of use, resulting from overall growth in the volume of calls handled for interexchange carriers, and

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Network access (cont'd.)
------------------------
greater demand for dedicated services by Internet service providers and other high-capacity users. A change in reporting classification of certain pay phone revenues from network access to other miscellaneous revenues beginning in the first quarter of 1998 partially offset the increase. This change in classification decreased interstate network access revenues by approximately $25.5 million in the first nine months of 1998 compared with the prior year. Rate reductions, resulting primarily from access charge reform effective July 1, 1997, and a similar filing effective July 1, 1998, also contributed to the decrease. Interstate minutes of use for the nine months ended September 30, 1998 increased by 8.9% over the same period last year.

Intrastate network access revenues decreased for the nine months ended September 30, 1998 due primarily to rate decreases. Volume increases, largely resulting from increased network usage by alternative providers of intraLATA toll services, partially offset the rate decreases. Intrastate minutes of use for the nine months ended September 30, 1998 increased by 15.7% over the same period last year.

---------------------------------------------------------------------
Long distance service
---------------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Nine Months Ended            $  169.9   $  164.8    $   5.1      3.1

Long distance service revenues result from customer calls to locations outside of their local calling areas, but within the same Local Access and Transport Area (LATA).

Long distance service revenues increased for the nine months ended September 30, 1998 due primarily to price increases. Volume decreases, resulting from the implementation of Dial 1 + capability, partially offset the increase. In addition, other carriers are moving to retain revenue from their customers' use of intraLATA toll calling services, where previously they had allowed us to provide these services in exchange for access charge payments to them. Although we no longer earn these revenues, we also no longer incur the related access charge expenses.

---------------------------------------------------------------------
Other
-----
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Nine Months Ended            $  355.1   $  331.1    $  24.0      7.2

Other revenues include revenues from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. Other revenues increased for the nine months ended September 30, 1998 due primarily to a change in reporting classification of certain pay phone revenues from network access to other revenues, as previously discussed. Increases in revenues from nonregulated services, such as voice messaging, billing and collection, and equipment sales, also contributed to the increase. A decrease in revenues from inside wire installation and maintenance services partially offset the increases.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Operating expenses
------------------
Total operating expenses for the nine months ended September 30, 1998 increased by $101.5 million or 4.9 percent to $2,168.2 million. The increase was due primarily to higher depreciation expense, other operating expenses and employee-related expenses, resulting from overall business growth, as discussed below.


---------------------------------------------------------------------
Employee-related expenses
-------------------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Nine Months Ended            $  642.4   $  623.1    $  19.3      3.1

Employee-related expenses increased for the nine months ended September 30, 1998 primarily due to increases in wage rates and overtime expenses, partially offset by lower average force levels compared with the prior year period. Decreases in employee medical benefits and other employee-related expenses also partially offset the increase.

During June 1998, the International Brotherhood of Electrical Workers
(IBEW) ratified a new five-year contract effective June 28, 1998.
The contract provides basic wage increases of 11.2% (compounded) over three years and a one-time $500 signing bonus per employee. In addition, the contract addresses benefits, pensions, work rules and other wage-related items. The contract will be reopened in 2001 to address economic wage issues for the final two years of the contract. The IBEW represents approximately 75% of our employees.

The Communications Workers of America (CWA) have reached similar terms under an agreement ratified by union membership on July 17, 1998. The CWA contract was effective August 9, 1998 and expires on March 31, 2001. The contract provides basic wage increases of 11.2% (compounded) over the contract period, a one-time $500 signing bonus per employee, and also addresses benefits, pensions, work rules and other wage-related items. The CWA represents approximately 10% of our employees.

We employed 14,340 employees as of September 30, 1998, compared with 14,834 as of September 30, 1997.

---------------------------------------------------------------------
Depreciation and
  amortization
------------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Nine Months Ended            $  497.9   $  449.8    $  48.1     10.7

Depreciation and amortization expense increased for the nine months ended September 30, 1998 due primarily to higher property, plant and equipment balances. Higher depreciation rates on certain asset categories also contributed to the increase, as we used shorter depreciable lives for newer technologies.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Other operating expenses
------------------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Nine Months Ended            $  960.5   $  927.0    $  33.5      3.6

Other operating expenses increased for the nine months ended September 30, 1998 due primarily to higher access charge expenses, resulting from state commission rulings regarding calls to the Internet via Internet service providers (ISPs). These rulings (which we are contesting) require local exchange carriers to pay reciprocal compensation for calls by their customers to the Internet via ISPs who, in turn, are customers of competing local exchange carriers. As of September 30, 1998, we had accrued all disputed charges and set aside approximately $48.6 million in segregated funds pending final resolution of these disputes. In October 1998, we made reciprocal compensation payments, under protest, of approximately $40.2 million to competing carriers from these segregated funds.

Increased expenses for affiliated services such as billing system development and network support, combined with higher cost of sales resulting from increased marketing and sales efforts, also contributed to the increase. A decrease in contract services expenses for computer programming and engineering efforts, combined with a decrease in materials costs compared with the prior year period, partially offset the increase.


---------------------------------------------------------------------
Taxes other than income taxes
-----------------------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Nine Months Ended            $   67.4   $   66.8    $   0.6      0.9

Taxes other than income taxes consist of property taxes, gross receipts taxes and other taxes not directly related to earnings. Taxes other than income taxes increased for the nine months ended September 30, 1998 due primarily to an increase in transaction and property taxes, partially offset by decreased infrastructure maintenance fees (previously levied as invested capital taxes). Gross receipts taxes also decreased slightly due to lower current-year accruals for these taxes.


---------------------------------------------------------------------
Other income and expenses
-------------------------
Interest expense
----------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Nine Months Ended            $   91.8   $   84.7    $   7.1      8.4

Interest expense increased for the nine months ended September 30, 1998 due primarily to increased interest on borrowings from the Ameritech short-term funding pool, reflecting higher average pool balances. Lower interest on long-term debt, resulting from decreased average debt balances, partially offset the increase.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Other income, net
-----------------
                                                     Change
                                  September 30       Income   Percent
                                  ------------
(dollars in millions)            1998      1997    (Expense)   Change
 -------------------             ----      ----     --------   ------

Nine Months Ended            $    2.9   $    5.5    $  (2.6)   (47.3)

Other income, net includes equity in earnings of affiliates, interest income and other nonoperating items. Other income decreased for the nine months ended September 30, 1998 due primarily to decreased equity earnings from Ameritech Services, Inc. (ASI), as well as an increase in nonoperating expenses. An increase in interest income partially offset the decreases.

---------------------------------------------------------------------
Income taxes
------------
                                  September 30      Increase  Percent
                                 ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Nine Months Ended            $  306.5   $  277.5    $  29.0     10.5

Income taxes increased for the nine months ended September 30, 1998 due primarily to the tax impacts of the centralization of administration of benefits for employees. The increase in pretax earnings discussed above also contributed to the increase.


---------------------------------------------------------------------
Ratio of earnings to fixed charges
----------------------------------

The ratio of earnings to fixed charges for the nine months ended
September 30 was 7.97 in 1998 and 8.17 in 1997.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

OTHER MATTERS
-------------
Regulatory considerations
-------------------------
The Telecommunications Act of 1996

In general, the Telecommunications Act of 1996 (the "1996 Act") includes provisions designed to open local exchange markets to competition and afford the Bell operating companies ("BOCs") or their affiliates the competitive opportunity to provide interLATA (long distance) services. Under the 1996 Act, the BOCs' ability to provide in-region long distance services is dependent upon their satisfaction of, among other conditions, a 14 point "competitive checklist" of specific requirements for opening the local market to competition.

In late 1997, a U.S. District Court in Texas ruled that certain line-of-business restrictions in the 1996 Act, including the requirement in Section 271 that the BOCs must comply with the competitive checklist before being permitted to provide long distance services, constitute an unconstitutional bill of attainder by virtue of their exclusive applicability to the BOCs. On September 4, 1998, the U.S. Court of Appeals for the Fifth Circuit reversed that decision, and petitions for certiorari are pending before the U.S. Supreme Court.

In two other cases, similar constitutional challenges have been presented to the U.S. Court of Appeals for the District of Columbia Circuit (the "D.C. Circuit Court"). In May 1998, the D.C. Circuit Court found that Section 274 of the 1996 Act, covering electronic publishing activities, did not constitute an unconstitutional bill of attainder. The second action pending before the D.C. Circuit Court, in which Ameritech has intervened, challenges the constitutionality of the long distance provisions of Section 271 of the 1996 Act. The D.C. Circuit Court heard oral arguments on this case in September 1998.

Local interconnection and unbundled access

In July 1997, and in an October 1997 rehearing, the U.S. Circuit Court of Appeals for the Eighth Circuit (the "Eighth Circuit Court") vacated several provisions of an August 1996 FCC order regarding the interconnection provisions of the 1996 Act (the "1996 FCC Order"), ruling that such provisions represented improper preemptions of state authority or were inconsistent with statutory requirements of the 1996 Act. The Eighth Circuit Court ruled, among other things, that: the states have exclusive jurisdiction over the pricing for local interconnection, unbundled network elements and local service resale involving incumbent local exchange carriers ("ILECs") and competitive local exchange carriers ("CLECs"); the FCC cannot lawfully allow CLECs to "pick and choose" among isolated, individual provisions from other interconnection agreements; and the FCC cannot require ILECs either to recombine or "rebundle" unbundled network elements for CLECs or to provide them with a preassembled network platform (or existing combinations of two or more network elements) at network element prices. These rulings of the Eighth Circuit Court were appealed by various parties, including the FCC.

The Eighth Circuit Court upheld certain aspects of the 1996 FCC Order. These included, among other things: the classification of operational support services, operator services, directory assistance and vertical services as unbundled network elements; the definition of "technically feasible" interconnection to exclude economic considerations; and the ability of CLECs to provide complete telecommunications services by recombining network elements without providing any of their own facilities. Ameritech has appealed these matters, among others.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Regulatory considerations (cont'd.)
-----------------------------------
Local interconnection and unbundled access (cont'd.)

The U.S. Supreme Court has agreed to review the Eighth Circuit Court decision and heard oral arguments on the case in October 1998.

In August 1997, the FCC revised its local competition rules and required ILECs to make available a new purported network element known as "shared transport," which would include access to all of an ILEC's transmission facilities. Ameritech and other ILECs appealed this matter to the Eighth Circuit Court. On August 10, 1998, the Eighth Circuit Court upheld the FCC's determination that shared transport is a network element and that it should be made available by ILECs to entrants on an unbundled basis. In September 1998, we filed a petition for reconsideration of this decision by the Eighth Circuit Court.

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

A U.S. District Court in Illinois has ruled that we are required to make reciprocal compensation payments in these circumstances under its applicable interconnection agreements. We have filed an appeal with the Seventh Circuit Court. Cases involving appeals by other Ameritech subsidiaries of adverse regulatory determinations are pending in U.S. District Courts in Michigan and Wisconsin. Pending the outcome of such appeals, we are currently making reciprocal compensation payments, under protest, to CLECs pursuant to existing interconnection agreements. The Public Utilities Commission of Ohio recently ruled that Ameritech's Ohio landline communications subsidiary is required to make reciprocal compensation payments, but stayed its order pending rehearing.

On October 30, 1998, the FCC issued a Memorandum Opinion and Order in which it found that a service offering by another ILEC, permitting ISPs to furnish their customers with high speed access to the Internet through a dedicated connection, is an interstate service that is properly tariffed at the federal level. In so ruling, the FCC considered the totality of the communication as an end-to-end transmission between an end user and the Internet website accessed by the end user, and rejected the argument that such a communication should be separated into two components (consisting of an ILEC-provided intrastate telecommunications service

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Regulatory considerations (cont'd.)
-----------------------------------
Reciprocal compensation (cont'd.)

that terminated at the ISP's local server, and an interstate information service provided by the ISP). The FCC expressly limited its decision only to the high speed, dedicated access connection between an end user subscriber and an ISP as described in the proposed tariff, and made no determination whether ILECs generally should be required to pay reciprocal compensation when they exchange Internet traffic with CLECs. The FCC has indicated its intention to provide separate guidance in the near future on the jurisdictional nature of dial-up access via a LEC's local switch.

We believe that this recent FCC Order is consistent with our view that Internet traffic is appropriately classified as interstate and that reciprocal compensation is not required for dial-up access in the circumstances described above. We also believe that our view should ultimately be upheld in pending or future appellate judicial proceedings or through FCC determination. However, there can be no assurance as to that outcome or that we will not be required to continue to make such reciprocal compensation payments under existing interconnection agreements. We are making periodic accruals of amounts which may become payable in the event our view is not ultimately upheld.

Universal service, access charge reform and price caps

In May 1997, the FCC issued three closely-related orders that established rules to implement the universal service provisions of the 1996 Act (the "Universal Service Order") and to revise both interstate access charge pricing (the "Access Reform Order") and the price cap plan for certain ILECs (the "Price Cap Order").

Universal service - The FCC's Universal Service Order provides that all interstate telecommunications providers will be required to contribute to universal service funding, based on retail telecommunications revenues. The Universal Service Order establishes a multi-billion dollar interstate universal service fund to help link eligible schools and libraries and low-income consumers and rural health care providers to the global telecommunications network (including the Internet). The FCC directed the phase-in of these funds during 1998, with a reduced funding rate for the first nine months of 1998.

Access charge reform - In its May 1997 order on interstate access charge pricing (the "Access Reform Order"), the FCC restructured interstate access pricing and adopted changes to its tariff structure requiring ILECs subject to price cap legislation to use rates that reflect the type of costs incurred. The Access Reform Order also continued in place existing rules by which ILECs may not assess interstate access charges on ISPs and purchasers of unbundled network elements. On August 19, 1998, the Eighth Circuit Court affirmed the FCC's approach in the Access Reform Order. We are complying with the Access Reform Order and do not intend to seek any review of the Eight Circuit Court decision.

Price caps - Our interstate services are subject to price cap regulation, which limits prices rather than profits. The Price Cap Order effectively reduced access charges by increasing the price cap productivity offset factor to 6.5% from the previous 5.3% and by applying this factor uniformly to all access providers. The order also required LECs subject to price cap regulation to set their 1997 price cap index assuming that the 6.5% factor had been in effect since July 1996.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Regulatory considerations (cont'd.)
-----------------------------------
Universal service, access charge reform and price caps (cont'd.)

Price caps (cont'd.) - Certain parties have sought judicial review of the Price Cap Order, and a decision by the D. C. Circuit Court with respect to these matters is now pending.

We currently cannot predict the precise impact of these regulatory changes on our business, especially as their nature and timing may evolve in connection with judicial and FCC consideration of other provisions of the 1996 Act.

Number portability

On May 5, 1998, the FCC entered an order to allow us and other telecommunications carriers to recover over a five-year period their carrier-specific costs of implementing long-term number portability. Long-term number portability allows customers to retain their local telephone numbers in the event they change local exchange carriers. We are completing implementation of long-term number portability by the end of 1998, in compliance with an FCC-mandated schedule, and plan to file our number portability surcharge rates and cost support with the FCC in time to begin to assess the surcharge in February 1999.

Dial 1 +

In 1996, we were required to implement dialing parity on intraLATA toll calls (by implementing Dial 1 + capability in our local toll markets in Illinois), or provide carriers with a discount on intraLATA toll access rates where we were not able to do so. Dial 1 + gives customers the ability to choose an alternate long distance carrier for intraLATA toll calls by dialing 1 before the phone number.

Under the 1996 Act, we must implement Dial 1 + in a state coincident with our exercise of in-region long distance authority or, if ordered by a state by February 8, 1999, whichever is earlier.

Illinois rate reductions

Effective July 13, 1998, we reduced rates by $19.0 million annually under the adjustment process of a price regulation plan approved by the Illinois Commerce Commission in October 1994. These rate reductions will primarily impact local service revenues.

Competitive environment
-----------------------
With the passage of the 1996 Act and other regulatory initiatives, our local service markets have been more extensively opened to new competitors, many of which are believed to have initially targeted high-volume business customers in densely populated areas. Interconnection agreements with competitive service providers require us to provide interconnection or access to unbundled network elements at cost-based rates and telecommunications services at discounted, wholesale rates. These agreements and applicable tariffs may result in some downward pressure on local service revenues, as a portion of our revenue shifts from local service at retail prices to network access and wholesale services at lower rates. Further, FCC rules require that interLATA long distance service be offered by a separate Ameritech subsidiary. As a result, Ameritech's entry into this market will not generate revenues for Illinois Bell to offset the potential revenue decline brought

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Competitive environment (cont'd.)
---------------------------------
by local service competition. We cannot predict with certainty the impact that these and other developments ultimately may have on our future business, results of operations or financial condition.

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

Work is progressing in the following phases: inventory, assessment, remediation, testing, deployment and monitoring. Although the pace of the work varies among Ameritech's business units and the phases are often conducted in parallel, as of September 30, 1998, the inventory and assessment phases have been substantially completed and the remediation and testing phases are in progress.

We expect that most of our mission critical systems, network elements and products will be remediated and redeployed in January 1999, subject to additional Year 2000 testing and responsive actions. Ameritech's ability to meet that target is dependent upon a variety of factors, including the timely provision of necessary upgrades and modifications by suppliers and contractors. In some instances, upgrades or modifications are not expected to be available until late 1998 or early 1999; accordingly, Ameritech's testing and redeployment of affected items may be delayed until later in 1999. In addition, Ameritech has no method of ensuring that third parties on whom we depend for essential services (such as electric utilities, interexchange carriers, etc.) will convert their critical systems and processes in a timely manner. Failure or delay by any of these parties could significantly disrupt our business. However, Ameritech has established a supplier compliance program, and is working with its key suppliers to minimize such risks.

Ameritech and all of its subsidiaries, including Illinois Bell, expect to incur total expenses of approximately $195 million through 2001 in connection with anticipated Year 2000 efforts, in addition to approximately $57 million in total expenses incurred through September 30, 1998 for matters historically identified as Year 2000-related. The timing of these expenses may vary and is not necessarily indicative of readiness efforts or progress to date. We anticipate that a portion of our Year 2000 expenses will not be incremental costs, but

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Year 2000 readiness (cont'd.)
-----------------------------
rather will represent the redeployment of existing IT resources. Ameritech as a whole also expects to incur certain capital improvement costs (totaling approximately $30 million) to support this project. Such capital costs are being incurred sooner than originally planned, but, for the most part, would have been required in the normal course of business.

As part of its Year 2000 initiative, Ameritech is evaluating scenarios that may occur as a result of the century change and is in the process of developing contingency and business continuity plans tailored for Year 2000-related occurrences. Contingency planning to maintain and restore service in the event of natural disasters, power failures and software-related problems has been part of our standard operation for many years, and we are working to leverage this experience in the development of plans tailored to meet Year 2000-related challenges. This work is being performed through centrally-coordinated, company-wide teams organized by critical business functions (including ordering, provisioning, maintenance, billing and power). Our contingency and business continuity plans are expected to assess the potential for business disruption in various scenarios, and to provide for key operational back-up, recovery and restoration alternatives.

The above information is based on current best estimates, which were derived using numerous assumptions of future events, including the availability and future costs of certain technological and other resources, third party modification actions and other factors. Given the complexity of these issues and possible unidentified risks, actual results may vary materially from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the availability and cost of personnel trained in this area, the ability to locate and correct all affected computer code, the timing and success of remedial efforts of our third party suppliers and similar uncertainties.

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

AICPA SOP 98-1

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides authoritative

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

New accounting pronouncements (cont'd.)
---------------------------------------
AICPA SOP 98-1 (cont'd.)

guidance for the capitalization of certain computer software costs developed or obtained for our internal applications, such as:

- external direct costs of materials and services, such as programming costs,
- payroll costs for employees devoting time to the software project, and
-  interest costs to be capitalized.

Costs incurred during the preliminary project stage, as well as training and data conversion costs, are to be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998. Ameritech plans to adopt SOP 98-1 in the first quarter of 1999, and estimates that the impact of adoption will be to decrease software-related expenses for Ameritech and all of its subsidiaries, including Illinois Bell, by $200 million to $250 million in the year of adoption. We have historically expensed most computer software costs as incurred.

FAS 133

In June 1998 the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement provides standardized accounting and disclosure guidance for derivative instruments and the derivative portion of certain similar contracts. It amends FAS 52, "Foreign Currency Translation" and FAS 107, "Disclosures about Fair Values of Financial Instruments," and it supersedes a number of financial accounting standards previously issued by the FASB and several interpretations from the Emerging Issues Task Force.

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

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Private Securities Litigation Reform Act safe harbor statement
--------------------------------------------------------------
Some of the information presented in, or in connection with, this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve potential risks and uncertainties. Our future results could differ materially from those discussed here. Some of the factors that could cause or contribute to such differences include:

- changes in economic and market conditions that impact the demand for our products and services;
- the effects of vigorous competition in the local exchange, intraLATA toll or data markets;
- federal regulatory developments that impact the telecommunications industry and pending regulatory issues under state jurisdiction;
- potential additional costs to comply with the regulatory requirements of entry into the interLATA long distance market;
- the timing of, and potential regulatory or other considerations relating to, the consummation of Ameritech's proposed merger with SBC;
- the impact of new technologies and the potential effect of delays in development or deployment of such technologies; and,
- the potential impact of issues related to year 2000 software compliance.

The words "expect," "believe," "anticipate," "estimate," "project," and "intend" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout the Management's Discussion and Analysis and elsewhere in this report.

You should not place undue reliance on these forward-looking statements, which are applicable only as of November 12, 1998. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after November 12, 1998 or to reflect the occurrence of unanticipated events.

                     PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------
 (a)      Exhibits
          --------
          12 Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 1998 and September 30, 1997.

          27   Financial Data Schedule.

 (b)      Reports on Form 8-K
          -------------------
          We did not file a Form 8-K during the quarter ended
          September 30, 1998.

                             SIGNATURES

  Under the requirements of the Securities Exchange Act of 1934, an authorized company official has signed this report on our behalf.



                                          ILLINOIS BELL TELEPHONE COMPANY
                                          -------------------------------
                                                   (Registrant)


  Date:  November 12, 1998                /s/ Ronald G. Pippin
                                           ----------------------
                                           Ronald G. Pippin
                                           Vice President and Comptroller
                                           (Duly Authorized Signatory and
                                            Principal Accounting Officer)

GLOSSARY

Access charges -
---------------
fees that local phone companies charge to long distance carriers for the handling of long distance calls on our local network.

Access line -
------------
a telephone line for voice, data or video reaching from a local phone company to a home or business.

Advanced data services -
----------------------
services that use advanced technology to allow faster network access to the Internet and other multimedia and data services.

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

Landline communications subsidiaries -
-----------------------------------
the subsidiaries of Ameritech engaged primarily in providing local phone service and network access in the states of Illinois, Indiana, Michigan, Ohio and Wisconsin.

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

Voice-grade equivalent line -
---------------------------
a channel or other portion of a high capacity access line that can be used to transmit voice or data traffic. For example, one DS1 circuit is capable of handling 24 voice-grade and/or data lines.